Form 10-Q
period 2019-06-30
XPEL, Inc.
filed 2019-08-21
CIK 1767258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
Commission file number 001-38858
XPEL, INC.
(Exact name of registrant as specified in its charter)

Nevada		20-1117381
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

618 W. Sunset Road	San Antonio	Texas	78216
(Address of Principal Executive Offices)			(Zip Code)
Registrant's telephone number, including area code: (210) 678-3700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	XPEL	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐   No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The registrant had 27,612,597 shares of common stock outstanding as of August 21, 2019.

Part I. Financial Information
Item 1. Financial Statements
XPEL, INC.
Condensed Consolidated Balance Sheets

	(Unaudited)	(Audited)
	June 30, 2019	December 31, 2018
Assets
Current
Cash and cash equivalents	$5,473,964	$3,971,226
Accounts receivable, net	7,549,789	5,554,313
Inventory, net	15,304,778	10,799,611
Prepaid expenses and other current assets	1,312,016	706,718
Total current assets	29,640,547	21,031,868
Property and equipment, net	3,711,031	3,384,206
Right-of-Use lease assets	4,016,516	—
Intangible assets, net	3,595,785	3,804,026
Other assets	35,999	—
Goodwill	2,349,501	2,322,788
Total assets	$43,349,379	$30,542,888
Liabilities
Current
Current portion of notes payable	$670,516	$853,150
Current portion lease liabilities	976,339	—
Accounts payable and accrued liabilities	11,255,718	6,292,093
Income tax payable	565,350	1,337,599
Total current liabilities	13,467,923	8,482,842
Deferred tax liability, net	549,257	478,864
Non-current portion of lease liabilities	3,137,297	—
Non-current portion of notes payable	502,080	968,237
Total liabilities	17,656,557	9,929,943
Stockholders’ equity
Preferred stock, $0.001 par value; authorized 10,000,000; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,612,597 and 27,612,597 issued and outstanding, respectively	27,613	27,613
Additional paid-in-capital	11,348,163	11,348,163
Accumulated other comprehensive loss	(976,292)	(1,190,055)
Retained earnings	15,481,857	10,617,253
	25,881,341	20,802,974
Non-controlling interest	(188,519)	(190,029)
Total stockholders’ equity	25,692,822	20,612,945
Total liabilities and stockholders’ equity	$43,349,379	$30,542,888
See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Product revenue	$25,425,489	$24,988,880	$46,480,212	$47,083,121
Service revenue	4,668,665	3,802,011	8,339,388	6,829,289
Total revenue	30,094,154	28,790,891	54,819,600	53,912,410

Cost of Sales
Cost of product sales	18,551,030	19,560,320	34,239,063	36,410,156
Cost of service	917,111	665,731	1,804,444	1,332,270
Total cost of sales	19,468,141	20,226,051	36,043,507	37,742,426
Gross Margin	10,626,013	8,564,840	18,776,093	16,169,984

Operating Expenses
Sales and marketing	2,064,836	1,479,510	3,663,942	3,036,608
General and administrative	4,589,906	3,620,542	8,667,857	6,895,140
Total operating expenses	6,654,742	5,100,052	12,331,799	9,931,748

Operating Income	3,971,271	3,464,788	6,444,294	6,238,236

Interest expense	29,074	47,130	57,780	104,084
Foreign currency exchange loss (gain)	(3,518)	56,505	14,908	23,124

Income before income taxes	3,945,715	3,361,153	6,371,606	6,111,028
Income tax expense	938,405	808,011	1,504,293	1,469,073
Net income	3,007,310	2,553,142	4,867,313	4,641,955
Income (loss) attributed to non-controlling interest	1,293	(1,968)	2,709	(10,513)
Net income attributable to stockholders of the Company	$3,006,017	$2,555,110	$4,864,604	$4,652,468

Earnings per share attributable stockholders of the Company
Basic and diluted	$0.11	$0.09	$0.18	$0.17
Weighted Average Number of Common Shares
Basic and diluted	27,612,597	27,612,597	27,612,597	27,612,597
See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Other comprehensive income
Net income	$3,007,310	$2,553,142	$4,867,313	$4,641,955
Foreign currency translation	133,306	(296,769)	212,564	(426,716)
Total comprehensive income	3,140,616	2,256,373	5,079,877	4,215,239
Total comprehensive income attributable to:
Stockholders of the Company	3,145,330	2,274,921	5,078,367	4,248,062
Non-controlling interest	(4,714)	(18,548)	1,510	(32,823)
Total comprehensive income	$3,140,616	$2,256,373	$5,079,877	$4,215,239
See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

Stockholders' Equity - Three Months Ended June 30
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Equity attributable to Stockholders of the Company	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2018	27,612,597	$27,613	$11,348,163	$4,002,077	$(720,900)	$14,656,953	$(202,701)	$14,454,252
Net income	—	—	—	2,555,110	—	2,555,110	(1,968)	2,553,142
Foreign currency translation	—	—	—	—	(280,189)	(280,189)	(16,580)	(296,769)
Balance as of June 30, 2018	27,612,597	27,613	11,348,163	6,557,187	(1,001,089)	16,931,874	(221,249)	16,710,625

Balance as of March 31, 2019	27,612,597	27,613	11,348,163	12,475,840	(1,115,605)	22,736,011	(183,805)	22,552,206
Net income	—	—	—	3,006,017	—	3,006,017	1,293	3,007,310
Foreign currency translation	—	—	—	—	139,313	139,313	(6,007)	133,306
Balance as of June 30, 2019	27,612,597	$27,613	$11,348,163	$15,481,857	$(976,292)	$25,881,341	$(188,519)	$25,692,822

Stockholders' Equity - Six Months Ended June 30
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Equity attributable to Stockholders of the Company	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2017	27,612,597	$27,613	$11,348,163	$1,904,719	$(596,683)	$12,683,812	$(188,426)	$12,495,386
Net income	—	—	—	4,652,468	—	4,652,468	(10,513)	4,641,955
Foreign currency translation	—	—	—	—	(404,406)	(404,406)	(22,310)	(426,716)
Balance as of June 30, 2018	27,612,597	27,613	11,348,163	6,557,187	(1,001,089)	16,931,874	(221,249)	16,710,625

Balance as of December 31, 2018	27,612,597	27,613	11,348,163	10,617,253	(1,190,055)	20,802,974	(190,029)	20,612,945
Net income	—	—	—	4,864,604	—	4,864,604	2,709	4,867,313
Foreign currency translation	—	—	—	—	213,763	213,763	(1,199)	212,564
Balance as of June 30, 2019	27,612,597	$27,613	$11,348,163	$15,481,857	$(976,292)	$25,881,341	$(188,519)	$25,692,822

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$4,867,313	$4,641,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	421,088	338,867
Amortization of intangible assets	371,372	312,169
Impairments	66,364	—
Loss on sale of property and equipment	24,605	35,986
Bad debt expense	123,753	122,777
Deferred income tax	58,405	(45,891)
Accretion on notes payable	36,843	37,393

Changes in current assets and liabilities:
Accounts receivable	(2,063,400)	(1,868,399)
Inventory, net	(4,427,940)	(1,059,537)
Prepaid expenses and other current assets	(603,016)	(208,854)
Other assets	26,194	—
Accounts payable and accrued liabilities	4,975,948	(155,093)
Income tax payable	(799,700)	(531,975)
Net cash provided by operating activities	3,077,829	1,619,398
Cash flows used in investing activities
Purchase of property, plant and equipment	(764,125)	(555,592)
Proceeds from sale of property and equipment	11,386	—
Acquisition of subsidiaries, net of cash acquired and notes payable	—	(155,093)
Development of intangible assets	(138,097)	(95,507)
Net cash used in investing activities	(890,836)	(806,192)
Cash flows from financing activities
Net repayments on revolving credit agreement	—	(2,000,000)
Repayment of bank loan payable	—	(292,032)
Repayments of notes payable	(714,668)	(280,905)
Net cash used in financing activities	(714,668)	(2,572,937)
Net change in cash and cash equivalents	1,472,325	(1,759,731)
Foreign exchange impact on cash and cash equivalents	30,413	(211,963)
Increase (decrease) in cash and cash equivalents during the period	1,502,738	(1,971,694)
Cash and cash equivalents at beginning of period	3,971,226	3,498,904
Cash and cash equivalents at end of period	$5,473,964	$1,527,210

Supplemental schedule of non-cash activities
Notes payable issued for acquisitions	$—	$396,982
Forgiveness of debt for acquired entities	$—	$32,155

Supplemental cash flow information
Cash paid for income taxes	$2,058,925	$1,789,087
Cash paid for interest	$10,997	$61,946
See notes to condensed consolidated financial statements.

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2019 and 2018
(Unaudited)

1.    INTERIM FINANCIAL INFORMATION
The accompanying (a) condensed consolidated balance sheet as of December 31, 2018, which has been derived from audited financial statements, and (b) unaudited interim condensed financial statements as of and for the three and six months ended June 30, 2019 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns and seasonal, operating and other factors.
 These condensed consolidated financial statements should be read in conjunction with consolidated financial statements and related notes contained in the Company’s Amendment No. 2 to the Form 10 filed on May 30, 2019.  These condensed consolidated financial statements also should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations section appearing in this report.
Certain immaterial amounts in the prior year consolidated financial statements have been reclassified in order to conform to the presentation adopted in the current year. None of these changes in presentation affect previously reported results of operations.
2.    SIGNIFICANT ACCOUNTING POLICIES
Nature of Business - The Company is based in San Antonio, Texas and sells, distributes, and installs after-market automotive products, including automotive paint protection film, headlight protection film, automotive window films and other related products.
The Company was incorporated in the state of Nevada, U.S.A. in October 2003 and its registered office is 618 W. Sunset Road, San Antonio, Texas, 78216.
Basis of Presentation - The condensed consolidated financial statements are prepared in conformity with GAAP and include the accounts of the Company and its wholly owned or majority owned subsidiaries. The ownership interest of non-controlling participants in subsidiaries that are not wholly-owned is included as a separate component of stockholders’ equity. The non-controlling participants’ share of the net income (loss) is included as “Income (loss) attributable to noncontrolling interest” on the Condensed Consolidated Statements of Income and Comprehensive Income. Intercompany accounts and transactions have been eliminated.
The functional currency for the Company is the United States dollar. The assets and liabilities of each of its foreign subsidiaries are translated into U.S dollars using the exchange rate at the end of the balance sheet date. Revenues and expenses are translated at the average exchange rates for the period. Gains and losses from translations are recognized in foreign currency translation included in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. Foreign currency exchange gains and losses are recorded in other expense, net in the accompanying condensed consolidated statements of income. The ownership percentages and functional currencies of the entities included in these condensed consolidated financial statements are as follows:

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2019 and 2018
(Unaudited)

Subsidiaries	Functional Currency	% Owned by XPEL, Inc.
XPEL, Ltd.	UK Pound Sterling	85%
Armourfend CAD, LLC	US Dollar	100%
XPEL Canada Corp.	Canadian Dollar	100%
XPEL B.V.	Euro	100%
XPEL de Mexico S. de R.L. de C.V.	Peso	100%
XPEL Acquisition Corp.	Canadian Dollar	100%
Protex Canada, Inc.	Canadian Dollar	100%
Apogee Corp.	New Taiwan Dollar	100%

Segment Reporting - Management has concluded that our chief operating decision maker (“CODM”) is our chief executive officer. The Company’s CODM reviews the entire organization’s consolidated results as a whole on a monthly basis to evaluate performance and make resource allocation decisions. Management views the Company’s operations and manages its business as one operating segment.
Use of Estimates - The preparation of these condensed consolidated financial statements in conformity to U.S. GAAP requires management to make judgments and estimates and form assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Estimates and underlying assumptions are reviewed on an ongoing basis. Actual outcomes may differ from these estimates under different assumptions and conditions.
Accounts Receivable - Accounts receivable are shown net of an allowance for doubtful accounts of $196,255 and $133,696 as of June 30, 2019 and December 31, 2018, respectively. The Company evaluates the adequacy of its allowances by analyzing the aging of receivables, customer financial condition, historical collection experience, the value of any collateral and other economic and industry factors. Actual collections may differ from historical experience, and if economic, business or customer conditions deteriorate significantly, adjustments to these reserves may be required. When the Company becomes aware of factors that indicate a change in a specific customer’s ability to meet its financial obligations, the Company records a specific reserve for credit losses.
Provisions and Warranties - We provide a warranty on our products. Liability under the warranty policy is based on a review of historical warranty claims. Adjustments are made to the accruals as claims data experience warrant. Our liability for warranties as of June 30, 2019 and December 31, 2018 was $66,642 $70,250, respectively.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, “Leases” (“the new lease standard” or “ASC 842”), which requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The new lease standard requirements were effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. The Company adopted this standard effective January 1, 2019. In adopting this standard, the Company elected the package of practical expedients afforded thereby. This election allowed the Company, among other things, to carry forward prior lease classifications. Pursuant to the adoption of this standard, ROU assets and operating lease liabilities (current and long-term portions) as of June 30, 2019 were $4,016,516 and $4,113,636, respectively. Refer to Note 13 for additional information related to the adoption of this standard.

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2019 and 2018
(Unaudited)

Recent Accounting Pronouncements Issued and Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for the Company beginning January 1, 2020 and is required to be applied prospectively. We are currently evaluating the impact that ASU 2016-13 will have on our consolidated financial statements.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which will allow a reclassification from accumulated other comprehensive income to retained earnings for the tax effects resulting from the Tax Cuts and Jobs Act (Tax Reform Act) that are stranded in accumulated other comprehensive income. This standard also requires certain disclosures about stranded tax effects. ASU No. 2018-02, however, does not change the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations. ASU No. 2018-02 will be effective for the Company’s fiscal year 2020, with the option for early adoption at any time prior to the effective date. It must be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. The Company is currently assessing the impact this new accounting guidance will have on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract” in order to provide additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. This is an amendment to ASU 2015-05, “Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is still assessing this guidance and the impact it will have on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement, to amend the disclosure requirements related to fair value measurements. These amendments include, but are not limited to, additional disclosures related to the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The standard has an effective date for annual periods beginning after December 15, 2019, and interim periods within those annual periods, with early adoption permitted. The Company is still assessing this guidance and the impact it will have on its consolidated financial statements.
3.    REVENUE
Revenue recognition
The Company recognizes revenue when it satisfies a performance obligation by transferring control of the promised goods and services to a customer, in an amount that reflects the consideration that it expects to receive in exchange for those goods or services. This is achieved through applying the following five-step model:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2019 and 2018
(Unaudited)

•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, the Company satisfies a performance obligation
The Company generates substantially all of its revenue from contracts with customers, whether formal or implied. Sales taxes collected from customers are remitted to the appropriate taxing jurisdictions and are excluded from sales revenue as the Company considers itself a pass-through conduit for collecting and remitting sales taxes, with the exception of taxes assessed during the procurement process of select inventories. Shipping and handling costs are included in cost of sales.
Revenues from product and services sales are recognized when control of the goods is transferred to the customer which occurs at a point in time typically upon shipment to the customer or completion of the service. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.
Based upon the nature of the products the Company sells, its customers have limited rights of return which are immaterial. Discounts provided by the Company to customers at the time of sale are recognized as a reduction in sales as the products are sold.
Warranty obligations associated with the sale of our products are assurance-type warranties that are a guarantee of the product’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract. Warranty expense is included in cost of sales.
We apply a practical expedient to expense direct costs of obtaining a contract when incurred because the amortization period would have been one year or less.
Under its contracts with customers, the Company stands ready to deliver product upon receipt of a purchase order. Accordingly, the Company has no performance obligations under its contracts until its customers submit a purchase order. The Company does not enter into commitments to provide goods or services that have terms greater than one year. In limited cases, the Company does require payment in advance of shipping product. Typically, product is shipped within a few days after prepayment is received. These prepayments are recorded as contract liabilities on the consolidated balance sheet and are included in accounts payable and accrued liabilities (Note 9). As the performance obligation is part of a contract that has an original expected duration of less than one year, the Company has applied the practical expedient under ASC 606 to omit disclosures regarding remaining performance obligations.
When the Company transfers goods or services to a customer, payment is due - subject to normal terms - and is not conditional on anything other than the passage of time. Typical payment terms range from due upon receipt to 30 days, depending on the type of customer and relationship. At contract inception, the Company expects that the period of time between the transfer of goods to the customer and when the customer pays for those goods will be less than one year, which is consistent with the Company’s standard payment terms. Accordingly, the Company has elected the practical expedient under ASC 606 to not adjust for the effects of a significant financing component. As such, these amounts are recorded as receivables and not contract assets.
The following table summarizes transactions within contract liabilities for the six months ended June 30, 2019:

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2019 and 2018
(Unaudited)

Balance at December 31, 2018	$136,213
Revenue recognized related to payments included in the December 31, 2018 balance	(38,405)
Payments received for which performance obligations have not been satisfied	217,195
Balance at March 31, 2019	$315,003
Revenue recognized related to payments included in the March 31, 2019 balance	(77,265)
Payments received for which performance obligations have not been satisfied	1,493,645
Balance at June 30, 2019	$1,731,383

The table below sets forth the disaggregation of revenue by product category for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Product Revenue
Paint protection film	$21,166,420	$21,922,607	$39,622,775	$42,138,754
Window film	3,171,155	2,364,958	5,004,071	3,536,815
Other	1,087,914	701,315	1,853,366	1,407,552
Total	25,425,489	24,988,880	46,480,212	47,083,121

Service Revenue
Software	$775,745	$627,283	$1,519,513	$1,233,086
Cutbank credits	2,064,962	1,725,240	3,530,096	2,942,402
Installation labor	1,647,954	1,334,035	2,946,343	2,440,003
Training	180,004	115,453	343,436	213,798
Total	4,668,665	3,802,011	8,339,388	6,829,289

Total	$30,094,154	$28,790,891	$54,819,600	$53,912,410

Because many of our international customers require us to ship their orders to freight forwarders located in the United States, we cannot be certain about the ultimate destination of the product. The following table represents our estimate of sales by geographic regions based on our understanding of ultimate product destination based on customer interactions, customer locations and other factors:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$16,497,347	$10,606,298	$29,007,097	$19,813,712
China	3,127,723	9,429,142	7,646,920	17,254,006
Canada	5,217,535	4,416,576	8,315,899	8,252,301
Continental Europe	1,974,328	1,725,472	3,396,060	3,003,471
United Kingdom	926,925	811,689	1,810,283	1,435,633
Asia Pacific	1,059,560	704,375	1,931,518	1,218,314
Latin America	512,680	426,784	998,809	1,231,238
Middle East/Africa	720,347	660,460	1,603,479	1,586,003
Other	57,709	10,095	109,535	117,732
Total	$30,094,154	$28,790,891	$54,819,600	$53,912,410

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2019 and 2018
(Unaudited)

Our largest customer accounted for 10.4% and 32.8% of our net sales during the the three months ended June 30, 2019 and 2018, respectively. Our largest customer accounted for 13.9% and 31.6% of our net sales during the the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and December 31, 2018, there was no significant accounts receivable concentration.
4.    PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following:

	June 30, 2019	December 31, 2018
Furniture and fixtures	$1,055,029	$956,467
Computer equipment	1,039,090	939,979
Vehicles	754,459	730,765
Equipment	1,413,053	1,079,503
Leasehold improvements	1,162,772	941,627
Plotters	654,154	544,080
Construction in Progress	484,686	646,576
Total property and equipment	6,563,243	5,838,997
Less accumulated depreciation	2,852,212	2,454,791
Property and equipment, net	$3,711,031	$3,384,206

Depreciation expense for the three months ended June 30, 2019 and 2018 was $220,270 and $179,549, respectively. Depreciation expense for the six months ended June 30, 2019 and 2018 was $421,088 and $338,867, respectively.
5.    INTANGIBLE ASSETS, NET
Intangible assets consists of the following:

	June 30, 2019	December 31, 2018
Trademarks	$289,734	$289,734
Software	1,773,708	1,635,731
Trade name	464,374	457,766
Contractual and customer relationships	2,986,345	2,947,264
Non-compete	267,375	261,914
Other	150,139	150,267
Total cost	5,931,675	5,742,676
Less: Accumulated amortization	2,335,890	1,938,650
Intangible assets, net	$3,595,785	$3,804,026

Amortization expense for the three months ended June 30, 2019 and 2018 was $186,824 and $175,532, respectively. Amortization expense for the six months ended June 30, 2019 and 2018 was $371,372 and $312,169, respectively.
During the the six months ended June 30, 2019, the Company sold a franchise territory to a new franchisee in Quebec. In connection with this arrangement, the Company closed its Quebec City installation location and recorded an impairment against all previously recognized intangible assets for that location. The Company recorded an impairment loss of $30,480 related to the intangible assets other than goodwill associated with this closed location. This impairment loss is reflected in general and administrative expense on the condensed consolidated statement of income.

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2019 and 2018
(Unaudited)

6.    GOODWILL
The following table summarizes goodwill transactions for the six months ended June 30, 2019 and 2018:

Balance at December 31, 2017	$1,856,642
Additions	161,737
Foreign Exchange	(62,576)
Balance at June 30, 2018	$1,955,803

Balance at December 31, 2018	$2,322,788
Impairment	(35,884)
Foreign Exchange	62,597
Balance at June 30, 2019	$2,349,501

During the the six months ended June 30, 2019, the Company sold a franchise territory to a new franchisee in Quebec. In connection with this arrangement, the Company closed its Quebec City installation location and recorded an impairment against all previously recognized intangible assets for that location. The Company recorded an impairment loss of $35,884 related to the Goodwill associated with this closed location. This impairment loss is reflected in general and administrative expense on the condensed consolidated statement of income.
7.    INVENTORIES
The components of inventory are summarized as follows:

	June 30, 2019	December 31, 2018
Film and film based products	$13,694,546	$9,399,067
Other products	1,355,668	1,264,862
Packaging and supplies	370,166	320,738
Inventory Reserve	(115,602)	(185,056)
	$15,304,778	$10,799,611

8.    DEBT
REVOLVING FACILITIES
The Company has entered into a $8,500,000 revolving line of credit agreement with The Bank of San Antonio to support its continuing working capital needs. The Bank of San Antonio has been granted a security interest in substantially all of the Company’s current and future assets. The line of credit has a variable interest rate of the Wall Street Journal prime rate plus 0.75% with a floor of 4.25% and matures on May 5, 2020. The interest rate at both June 30, 2019 and December 31, 2018 was 6.25%. As of June 30, 2019 and December 31, 2018, no balance was outstanding on this line.
The credit agreement contains customary covenants including covenants relating to complying with applicable laws, delivery of financial statements, payment of taxes and maintaining insurance. The credit agreement also requires that  XPEL must maintain debt service coverage (EBITDA divided by the current portion of long-term debt +interest) of 1.25:1 and debt to tangible net worth of 4.0:1 on a rolling four quarter

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2019 and 2018
(Unaudited)

basis. The credit agreement also contains customary events of default including the failure to make payments of principal and interests, the breach of any covenants, the occurrence of a material adverse change, and certain bankruptcy and insolvency events.
As of June 30, 2019 and December 31, 2018, the Company was in compliance with all debt covenants.
XPEL Canada, Corp., a wholly owned subsidiary of XPEL, Inc., has also entered into a CAD $4,500,000 revolving line of credit agreement with HSBC Bank Canada to support its continuing working capital needs. The line has a variable interest rate of the HSBC Canada Bank’s prime rate plus 0.25%. The interest rate as of both June 30, 2019 and December 31, 2018 was 5.75%. As of June 30, 2019 and December 31, 2018, no balance was outstanding on this line of credit. This facility is guaranteed by the parent company.
NOTES PAYABLE
As part of its acquisition strategy, the Company uses a combination of cash and unsecured non-interest bearing promissory notes payable to fund its business acquisitions. The Company discounts the promissory note to fair value using market interests rates at the time of the acquisition.
Notes payable are summarized as follows:

	Weighted Average Interest Rate	Matures	June 30, 2019	December 31, 2018
Acquisition Notes Payable	5.54%	2022	$1,172,596	$1,821,387
Total Debt			1,172,596	1,821,387
Current Portion			670,516	853,150
Total Long-term debt			$502,080	$968,237

9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following table presents significant accounts payable and accrued liability balances as of period end:

	June 30, 2019	December 31, 2018
Trade payables	$8,004,168	$3,905,187
Payroll liabilities	647,914	1,194,237
Contract liabilities	1,731,383	136,213
Other liabilities	872,253	1,056,456
	$11,255,718	$6,292,093

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2019 and 2018
(Unaudited)

10.    FAIR VALUE MEASUREMENTS
Financial instruments include cash and cash equivalents (level 1), accounts receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate fair value because of the near-term maturities of these financial instruments. The carrying value of the Company’s notes payable approximates fair value due to the relatively short-term nature and interest rates of the notes. For discussion of the fair value measurements related to goodwill refer to Note 6, Goodwill of the financial statements for periods ended June 30, 2019 and December 31, 2018.
The estimated fair value of debt is based on market quotes for instruments with similar terms and remaining maturities (Level 2 inputs and valuation techniques).
ASC 820 prioritizes the inputs to valuation techniques used to measure fair value into the following hierarchy:
Level 1 – Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2 – Inputs other than the quoted prices in active markets that are observable either directly or indirectly, including: quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data.
Level 3 – Unobservable inputs that are supported by little or no market data and require the reporting entity to develop its own assumptions.
11.    INCOME TAXES
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or Tax Reform Act. The Tax Reform Act makes broad and complex changes to the U.S. tax code that impacted the Company’s fiscal year ended December 31, 2018, including but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, generally eliminating the U.S. federal income taxes on dividends received from foreign subsidiaries and joint ventures after December 31, 2017, and imposing a one-time deemed repatriation tax on certain unremitted earnings of foreign subsidiaries and joint ventures.
The Company recorded income tax expense during the three months ended June 30, 2019 and 2018 of $938,405 and $808,011, respectively. The Company recorded income tax expense during the six months ended June 30, 2019 and 2018 of $1,504,293 and $1,469,073, respectively.
12.    COMMITMENTS AND CONTINGENCIES
(a)Contingencies
In the ordinary course of business activities, the Company may be contingently liable for litigation and claims with customers, suppliers and former employees. Management believes that adequate provisions have been recorded in the accounts where required. Management also has determined that the likelihood of any litigation and claims having a material impact on our results of operations, cash flows or financial position is remote.

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2019 and 2018
(Unaudited)

(b)Supply Agreement
Through our Amended and Restated Supply Agreement that we entered into with our primary supplier in March 2017, we have exclusive rights to commercialize, market, distribute and sell its automotive aftermarket products through March 21, 2020, which term automatically renews for successive two year periods thereafter unless terminated at the option of either party with two months’ notice. During such term, we have agreed to use commercially reasonable efforts to purchase a minimum of $5,000,000 of products quarterly from this principal supplier, with a yearly minimum purchasing requirement of $20,000,000.
13.    LEASES
We lease space under non-cancelable operating leases for office space, warehouse facilities, and installation locations. These leases do not have significant rent holidays, rent escalation provisions, leasehold improvement incentives, or other build-out clauses. Neither do these leases contain contingent rent provisions. We also lease vehicles and equipment to support our global operations. We have elected the practical expedient to combine lease and non-lease components. We have also elected to adopt the package of practical expedients that allow us not to reassess whether expired leases are or contain leases, not to reassess the lease classification of existing leases, and not to reassess initial direct costs for existing leases.
Some of our leases contain options to renew. The exercise of lease renewals is at our sole discretion; therefore, the renewals to extend the lease terms are not include in our ROU assets as it is not reasonably certain that they will be exercised. We regularly evaluate the renewal options and, when they are reasonably certain of exercise, we include the renewal period in our lease term.
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. We have a centrally managed treasury function; therefore, based on the applicable lease terms and the current economic environment, we apply a portfolio approach for determining the incremental borrowing rate.
Balance sheet information related to operating leases is as follows:

June 30, 2019
Operating lease ROU assets	$4,016,516

Current portion of operating lease liabilities	976,339
Noncurrent portion of operating lease liabilities	3,137,297
Total operating lease liabilities	$4,113,636

We had operating lease expenses of $288,091 and $590,334 for the three and six months ended June 30, 2019, respectively. Variable lease payments for the same periods were and $131,270 and $239,351, respectively. For the same periods, we also had short-term lease expenses of $19,936, and $40,603, respectively, and we made cash payments of $280,352 and $574,926, respectively, on leases subject to the accounting treatment described above in Note 2.
Weighted-average information associated with the measurement of our remaining operating lease obligations is as follows:

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2019 and 2018
(Unaudited)

June 30, 2019
Weighted-average remaining lease term (in years)	6.26
Weighted-average discount rate	5.87%

The following table summarizes the maturity of our operating lease liabilities as of June 30, 2019:

2019	$508,333
2020	882,469
2021	778,166
2022	695,870
2023	600,482
Thereafter	1,378,775
Total operating lease payments	4,844,095
Less: interest	(730,459)
Total operating lease liabilities	$4,113,636

During the three and six months ended June 30, 2018, rent expense related to operating leases was approximately $272,281 and $542,478, respectively. Future minimum lease payments, under non-cancelable operating leases as of December 31, 2018 were as follows:

2019	$869,492
2020	736,169
2021	667,551
2022	601,593
2023	528,427
Thereafter	1,372,388
$4,775,620

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess the Company’s financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the heading “Forward-Looking Statements” in this report and under “Item 1A. Risk Factors” in our Amendment No. 2 to Form 10 which was filed with the Securities and Exchange Commission (SEC) on May 30, 2019 and is available on the SEC’s website at www.sec.gov.
Forward-Looking Statements
 This quarterly report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to the safe harbor created by those sections. In addition, the Company or others on the Company’s behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on the Company’s internet web site, or otherwise. All statements other than statements of historical facts included in this report or expressed by the Company orally from time to time that address activities, events, or developments that the Company expects, believes, or anticipates will or may occur in the future are forward-looking statements, including, in particular, the statements about the Company’s plans, objectives, strategies, and prospects regarding, among other things, the Company’s financial condition, results of operations and business, and the outcome of contingencies, such as legal proceedings. The Company has identified some of these forward-looking statements in this report with words like “believe,” “can,” “may,” “could,” “would,” “might,” “forecast,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate,” “outlook,” or “continue” or the negative of these words or other words and terms of similar meaning. The use of future dates is also an indication of a forward-looking statement. Forward-looking statements may be contained in the notes to the Company’s condensed consolidated financial statements and elsewhere in this report, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Forward-looking statements are based on current expectations about future events affecting the Company and are subject to uncertainties and factors that affect all businesses operating in a global market as well as matters specific to the Company. These uncertainties and factors are difficult to predict, and many of them are beyond the Company’s control. The following are some of the uncertainties and factors known to us that could cause the Company’s actual results to differ materially from what the Company has anticipated in its forward-looking statements:

•	the highly competitive nature of our industry;

•	our current reliance on a limited number of suppliers;

•	our ability to successfully introduce new products and services;

•	our ability to achieve benefits from our business initiatives, including identifying and completing suitable acquisitions and investments;

•	fluctuating revenue and operating results;

•	our reliance on a single distributor in China;

•	political, regulatory, economic, and other risks arising from the multi-national nature of our business, including our extensive business in China;

•	volatility in currency exchange rates;

•	the potential exit of current key personnel or possibility of failure to attract future qualified personnel;

•	significant demands related to our rapid growth;

•	risks related to possible future indebtedness or the availability of future financing;

•	risks related to internal control over financial reporting;

•	our lack of experience, and the requirements related to operating, as a U.S. publicly traded company;

•	our status as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012;

•	risks related to our intellectual property;

•	general global and economic business conditions that may affect demand for our products; and

•	considerations related to listing our common stock (“Common Stock”) listed on The NASDAQ Stock Market.
We believe the items we have outlined above are important factors that could cause estimates included in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf.  We have discussed these factors in more detail in in our Amendment No. 2 to Form 10, as filed with the Securities and Exchange Commission on May 30, 2019. These factors are not necessarily all of the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our shareholders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution when considering our forward-looking statements.
Company Overview
Founded in 1997, XPEL has grown from an automotive product design software company to a global provider of after-market automotive products, including automotive surface and paint protection, headlight protection and automotive window films, as well as a provider of complementary proprietary software. In 2018, we expanded our product offerings to include window film (both commercial and residential) and security film protection for commercial and residential uses. Today, we employ approximately 185 employees and serve over 2,000 direct customers and several thousand indirect customers around the world.
XPEL began as a software company designing vehicle patterns used to produce cut-to-fit protective film for the painted surfaces of automobiles. In 2007, we began selling automobile protective film products to complement our software business. In 2011, we introduced the ULTIMATE protective film which, at the time, was the industry’s first protective film with self-healing properties. The ULTIMATE technology allows the protective film to better absorb the impacts from rock impingement or other road debris, thereby fully protecting the painted surface of a vehicle. The film is described as “self-healing” due to its ability to return to its original state after debris impingement.
The launch of the ULTIMATE product catapulted XPEL into several years of strong revenue growth. In 2014, we began our international expansion by establishing an office in the United Kingdom. In 2015, we acquired Parasol Canada, a distributor of our products in Canada. In 2017, we established our European headquarters in The Netherlands, and expanded our product offerings to include an automotive protective window film branded as PRIME. We continued our international expansion in 2017 with the acquisition of Protex Canada, a leading franchisor of automotive protective film franchises serving Canada, as well as opened our XPEL Mexico office. In 2018, we launched our first product offering outside of the automotive industry, a window and security film protection for commercial and residential uses. Also in 2018, we launched the next generation of our highly successful ULTIMATE line, ULTIMATE PLUS.
Strategic Overview
XPEL is currently pursuing several key strategic initiatives to drive continued growth. Our global expansion strategy focuses on the need to establish a local presence where possible, allowing us to better control the delivery of our products and services. In furtherance of this approach, we established our

European headquarters in early 2017 to capture market share in what we believed to be an under-penetrated region. We are continuing to add locally based regional sales personnel, leveraging local knowledge and relationships to expand the markets in which we operate.
We seek to increase global brand awareness in strategically important areas, including seeking high visibility at premium events such as major car shows and high value placement in advertising media consumed by car enthusiasts, to help further expand the Company’s premium brand.
XPEL also continues to expand its delivery channels by acquiring select installation facilities in key markets and acquiring international partners to enhance its global reach. As we expand globally, we strive to tailor our distribution model to adapt to target markets. We believe this flexibility allows us to penetrate and grow market share more efficiently. Our acquisition strategy centers around our belief that the closer the Company is to its end customers, the greater its ability to drive increased product sales.
We also continue to drive expansion of our non-automotive product portfolio. The Company launched its new commercial/residential window film product line in 2018, giving us access to a large new market and representing the first non-automotive product line in XPEL’s history. While there is some overlap with our existing customers, we believe that this new product line exposes the Company to several new addressable markets.
Key Business Metrics - Non-GAAP Financial Measures
Our management regularly monitors certain financial measures to track the progress of our business against internal goals and targets. We believe that the most important measure to the Company is Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA).
EBITDA is a non-GAAP financial measure. We believe EBITDA provides helpful information with respect to our operating performance as viewed by management, including a view of our business that is not dependent on (i) the impact of our capitalization structure and (ii) items that are not part of our day-to-day operations. Management uses EBITDA (1) to compare our operating performance on a consistent basis, (2) to calculate incentive compensation for our employees, (3) for planning purposes including the preparation of our internal annual operating budget, (4) to evaluate the performance and effectiveness of our operational strategies, and (5) to assess compliance with various metrics associated with the agreements governing our indebtedness. Accordingly, we believe that EBITDA provides useful information in understanding and evaluating our operating performance in the same manner as management. We define EBITDA as net income (loss) plus (a) total depreciation and amortization, (b) interest expense, net, and (c) income tax expense.
The following table is a reconciliation of Net income to EBITDA for the three and six months ended June 30, 2019 and 2018:

	(Unaudited)		(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net Income	$3,007,310	$2,553,142	$4,867,313	$4,641,955
Interest	29,074	47,130	57,780	104,084
Taxes	938,405	808,011	1,504,293	1,469,073
Depreciation	220,270	179,549	421,088	338,867
Amortization	186,824	175,532	371,372	312,169
EBITDA	$4,381,883	$3,763,364	$7,221,846	$6,866,148

Use of Non-GAAP Financial Measures
EBITDA should be considered in addition to, not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. It is not a measurement of our financial performance under GAAP and should not be considered as alternatives to revenue or net income (loss), as applicable, or any other performance measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other businesses. EBITDA has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our operating results as reported under GAAP.
EBITDA does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of ongoing operations; and other companies in our industry may calculate EBITDA differently than we do, limiting their usefulness as comparative measures.
Results of Operations
The following tables summarize the Company’s results of operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	% of Total Revenue	Three Months Ended June 30, 2018	% of Total Revenue	$ Change	% Change
Total revenue	$30,094,154	100.0%	$28,790,891	100.0%	$1,303,263	4.5%
Total cost of sales	19,468,141	64.7%	20,226,051	70.3%	(757,910)	(3.7)%
Gross margin	10,626,013	35.3%	8,564,840	29.7%	2,061,173	24.1%
Total operating expenses	6,654,742	22.1%	5,100,052	17.7%	1,554,690	30.5%
Operating income	3,971,271	13.2%	3,464,788	12.0%	506,483	14.6%
Other expenses	25,556	0.1%	103,635	0.4%	(78,079)	(75.3)%
Income tax	938,405	3.1%	808,011	2.8%	130,394	16.1%
Net income	$3,007,310	10.0%	$2,553,142	8.9%	$454,168	17.8%

	Six Months Ended June 30, 2019	% of Total Revenue	Six Months Ended June 30, 2018	% of Total Revenue	$ Change	% Change
Total revenue	$54,819,600	100.0%	$53,912,410	100.0%	$907,190	1.7%
Total cost of sales	36,043,507	65.7%	37,742,426	70.0%	(1,698,919)	(4.5)%
Gross margin	18,776,093	34.3%	16,169,984	30.0%	2,606,109	16.1%
Total operating expenses	12,331,799	22.5%	9,931,748	18.4%	2,400,051	24.2%
Operating income	6,444,294	11.8%	6,238,236	11.6%	206,058	3.3%
Other expenses	72,688	0.1%	127,208	0.2%	(54,520)	(42.9)%
Income tax	1,504,293	2.7%	1,469,073	2.7%	35,220	2.4%
Net income	$4,867,313	8.9%	$4,641,955	8.6%	$225,358	4.9%

The following tables summarize revenue results for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		%	% of Total Revenue
	2019	2018	Inc (Dec)	2019	2018
Product Revenue
Paint protection film	$21,166,420	$21,922,607	(3.4)%	70.3%	76.1%
Window film	3,171,155	2,364,958	34.1%	10.5%	8.2%
Other	1,087,914	701,315	55.1%	3.6%	2.4%
Total	$25,425,489	$24,988,880	1.7%	84.5%	86.8%

Service Revenue
Software	$775,745	$627,283	23.7%	2.6%	2.2%
Cutbank credits	2,064,962	1,725,240	19.7%	6.9%	6.0%
Installation labor	1,647,954	1,334,035	23.5%	5.5%	4.6%
Training	180,004	115,453	55.9%	0.6%	0.4%
Total	$4,668,665	$3,802,011	22.8%	15.5%	13.2%

Total	$30,094,154	$28,790,891	4.5%	100.0%	100.0%

	Six Months Ended June 30,		%	% of Total Revenue
	2019	2018	Inc (Dec)	2019	2018
Product Revenue
Paint protection film	$39,622,775	$42,138,754	(6.0)%	72.3%	78.2%
Window film	5,004,071	3,536,815	41.5%	9.1%	6.6%
Other	1,853,366	1,407,552	31.7%	3.4%	2.5%
Total	$46,480,212	$47,083,121	(1.3)%	84.8%	87.3%

Service Revenue
Software	$1,519,513	$1,233,086	23.2%	2.8%	2.3%
Cutbank credits	3,530,096	2,942,402	20.0%	6.4%	5.5%
Installation labor	2,946,343	2,440,003	20.8%	5.4%	4.5%
Training	343,436	213,798	60.6%	0.6%	0.4%
Total	$8,339,388	$6,829,289	22.1%	15.2%	12.7%

Total	$54,819,600	$53,912,410	1.7%	100.0%	100.0%
Because many of our international customers require us to ship their orders to freight forwarders located in the United States, we cannot be certain about the ultimate destination of the product. The following tables represents our estimate of sales by geographic regions based on our understanding of ultimate product destination based on customer interactions, customer locations and other factors the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		%	% of Total Revenue
	2019	2018	Inc (Dec)	2019	2018
United States	$16,497,347	$10,606,298	55.5%	54.8%	36.8%
China	3,127,723	9,429,142	(66.8)%	10.4%	32.8%
Canada	5,217,535	4,416,576	18.1%	17.3%	15.3%
Continental Europe	1,974,328	1,725,472	14.4%	6.6%	6.0%
United Kingdom	926,925	811,689	14.2%	3.1%	2.8%
Asia Pacific	1,059,560	704,375	50.4%	3.5%	2.4%
Latin America	512,680	426,784	20.1%	1.7%	1.5%
Middle East/Africa	720,347	660,460	9.1%	2.4%	2.3%
Other	57,709	10,095	471.7%	0.2%	0.1%
Total	$30,094,154	$28,790,891	4.5%	100.0%	100.0%

	Six Months Ended June 30,		%	% of Total Revenue
	2019	2018	Inc (Dec)	2019	2018
United States	$29,007,097	$19,813,712	46.4%	52.9%	36.8%
China	7,646,920	17,254,006	(55.7)%	13.9%	32.0%
Canada	8,315,899	8,252,301	0.8%	15.2%	15.3%
Continental Europe	3,396,060	3,003,471	13.1%	6.2%	5.6%
United Kingdom	1,810,283	1,435,633	26.1%	3.3%	2.7%
Asia Pacific	1,931,518	1,218,314	58.5%	3.5%	2.3%
Latin America	998,809	1,231,238	(18.9)%	1.8%	2.3%
Middle East/Africa	1,603,479	1,586,003	1.1%	2.9%	2.9%
Other	109,535	117,732	(7.0)%	0.3%	0.1%
Total	$54,819,600	$53,912,410	1.7%	100.0%	100.0%
Product Revenue. Product revenue increased 1.7% over the three months ended June 30, 2018 and decreased 1.3% over the six months ended June 30, 2018. Product revenue represented 84.5% and 84.8% of our total revenue for the three and six months ended June 30, 2019, respectively. Revenue from our paint protection film product line decreased 3.4% and 6.0%, respectively, for the three and six months ended June 30, 2019. Paint protection film sales represented 70.3% and 76.1% of our total consolidated revenues for the three months ended June 30, 2019 and 2018, respectively, and 72.3% and 78.2% of our total consolidated revenues for the six months ended June 30, 2019 and 2018, respectively. These decreases in paint protection film sales were primarily attributable to decreases in sales to China which were partially offset by increases in product sales in other geographic areas including the United States, continental Europe, United Kingdom and Asia Pacific. The decreases in sales to China were primarily due moderation of sales to China in the three and six months ended June 30, 2019 after rapid acceleration in the same periods of 2018, and increases in competition in this region. Revenue from our window film product line grew 34.1% and 41.5% for the three and six months ended June 30, 2019. Window film sales represented 10.5% and 8.2% of our total consolidated revenues for the three months ended June 30, 2019 and 2018, respectively, and 9.1% and 6.6% of our total consolidated revenues for the six months ended June 30, 2019 and 2018, respectively. This increase was due to continued strong demand for our window film products throughout the world.
Service revenue. Service revenue consists of revenue from fees for DAP software access, cutbank credit revenue which represents per-cut fees charged for the use of our DAP software, revenue from the labor portion of installation sales in our company-owned installation centers and revenue from training services provided to our customers. Service revenue grew 22.8% and 22.1% over the service revenue for the three and six months ended June 30, 2018, respectively. Service revenue represented 15.5% and 13.2% of our total consolidated revenue from the three months ended June 30, 2019 and 2018, respectively, and 15.2% and 12.7% of our total consolidated revenue from the six months ended June 30, 2019 and 2018, respectively. Software revenue increased 23.7% and 23.2% from the three and six months ended June 30, 2018. Software revenue represented 2.6% and 2.2% of our total consolidated revenue for the three months ended June 30, 2019 and 2018, respectively, and 2.8% and 2.3% of our total consolidated revenue for the six months ended June 30, 2019 and 2018, respectively. The increases were due mainly to increases in total subscribers resulting from increased demand for our DAP software. Cutbank credit revenue grew 19.7% and 20.0% from the three and six months ended June 30, 2018, respectively. Cutbank sales represented 6.9% and 6.0% of our total consolidated revenue for the three months ended June 30, 2019 and 2018, respectively, and 6.4% and 5.5% of our total consolidated revenue for the six months ended June 30, 2019 and 2018, respectively. These increases were due mainly to our growth in product revenue in the United States. Software and cutbank credit revenue combined grew 20.8% and 20.9% for the three and six months ended June 30, 2019, due mainly to the increased demand for our products and services. Installation labor revenue increased 23.5% and 20.8% from the three and six months ended June 30, 2018, due mainly to increases in labor revenue related to our 2018 acquisitions. Training revenue increased 55.9% and 60.6% from the three and six months ended June 30, 2018, respectively, due to increased demand for training from new and existing customers.
Total installation revenue (labor and product combined) at our Company-owned installation centers for the three and six months ended June 30, 2019 increased 23.5% and 20.8%, respectively, over the three and six months ended June 30, 2018. This represented 6.5% and 5.5% of our total consolidated revenue for the three months ended June 30, 2019 and 2018, respectively, and 6.4% and 5.4% of our total consolidated revenue for the six months ended June 30, 2019 and 2018, respectively. Adjusted product revenue, which combines the cutbank credit revenue service component with product revenue, increased 2.9% in the three months ended June 30, 2019 versus the three months ended June 30, 2018 due mainly to strong sales growth in the United States, continental Europe, United Kingdom and Asia Pacific, partially offset by an overall decline in China’s product sales. Adjusted product revenue for the six months ended June 30, 2019 was relatively flat compared to the six months ended June 30, 2018.
Cost of Sales
Cost of sales consists of product costs and the costs to provide our services. Product costs consist of material costs, personnel costs related to warehouse personnel, shipping costs, warranty costs and other related costs to provide products to our customers. Cost of service includes the labor costs associated with installation of product in our Company-owned facilities, costs of labor associated with pattern design for our cutting software and the costs incurred to provide training for our customers. Cost of product sales in the three and six months ended June 30, 2019 decreased 5.2% and 6.0% over the three and six months ended June 30, 2018, respectively Cost of product sales represented 61.6% and 67.9% of total revenue in the three months ended June 30, 2019 and 2018, respectively, and 62.5% and 67.5% of total revenue in the six months ended June 30, 2019 and 2018, respectively. Cost of service revenue grew 37.8% and 35.4% during the three and six months ended June 30, 2019, respectively, due mainly to the increased installation labor costs associated with increased installation sales.
Gross Margin
Gross margin for the three and six months ended June 30, 2019 grew approximately $2.1 million, or 24.1%, and $2.6 million, or 16.1%, from the three and six months ended June 30, 2018, respectively. For the three and six months ended June 30, 2019, gross margin represented 35.3% and 34.3% of revenue, respectively. The following tables summarizes gross margin for product and services for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		%	% of Category Revenue
	2019	2018	Inc (Dec)	2019	2018
Product	$6,874,459	$5,428,560	26.6%	27.0%	21.7%
Service	3,751,554	3,136,280	19.6%	80.4%	82.5%

Total	$10,626,013	$8,564,840	24.1%	35.3%	29.7%

	Six Months Ended June 30,		%	% of Category Revenue
	2019	2018	Inc (Dec)	2019	2018
Product	$12,241,149	$10,672,965	14.7%	26.3%	22.7%
Service	6,534,944	5,497,019	18.9%	78.4%	80.5%

Total	$18,776,093	$16,169,984	16.1%	34.3%	30.0%
Product gross margin for the three months ended June 30, 2019 increased approximately $1.4 million, or 26.6%, over the three months ended June 30, 2018 and represented 27.0% and 21.7% of total product revenue for the three months ended June 30, 2019 and 2018, respectively. Product gross margin for the six months ended June 30, 2019 increased approximately $1.6 million, or 14.7%, over the six months ended June 30, 2018 and represented 26.3% and 22.7% of total product revenue for the six months ended June 30, 2019 and 2018, respectively. The increases in product gross margin percentages were primarily due to the lower percentage of sales to lower margin distributors (primarily our China distributor) compared to sales to higher margin non-distributors.
Service gross margin increased approximately $0.6 million and $1.0 million, respectively, or 19.6% and 18.9%, respectively, over the three and six months ended June 30, 2018. This represented 80.4% and 82.5% of total service revenue for the three months ended June 30, 2019 and 2018, respectively, and 78.4% and 80.5% of total service revenue for the six months ended June 30, 2019 and 2018, respectively. The decrease in service gross margin percentage for these periods versus the prior year periods was primarily due to a higher percentage of lower margin installation labor costs relative to other higher margin service revenue components.
Operating Expenses
Sales and marketing expenses for the three and six months ended June 30, 2019 increased 39.6% and 20.7%, respectively, compared to the same periods in 2018. These expenses represented 6.9% and 5.1% of total consolidated revenue for the three months ended June 30, 2019 and 2018, respectively, and 6.7% and 5.6% of total consolidated revenue for the six months ended June 30, 2019 and 2018, respectively. The increase was primarily due to $0.5 million in costs related to our annual dealer conference which was held in the first quarter in 2018 and in the second quarter in 2019.
General and administrative expenses grew approximately $1.0 million and $1.8 million, respectively, during the three and six months ended June 30, 2019, or 26.8% and 25.7%, respectively, over the three and six months ended June 30, 2018. These costs represented 15.3% and 12.6% of total consolidated revenue for the three months ended June 30, 2019 and 2018, respectively, and 15.8% and 12.8% of total consolidated revenue for the six months ended June 30, 2019 and 2018, respectively. The increase was due mainly to increases in personnel, occupancy costs, information technology costs and research and development costs to support the on-going growth of the business and increases in professional fees due mainly to the ancillary costs related to our U.S. regulatory filings.
Income Tax Expense
Income tax expense for the three months ended June 30, 2019 increased $0.1 million from the three months ended June 30, 2018, primarily due to increased profitability for the three months ended June 30, 2019. Income tax expense for the six months ended June 30, 2019 was comparable to the prior year period.
Net Income
Net income for the three and six months ended June 30, 2019 increased by $0.5 million to $3.0 million and by $0.2 million to $4.9 million, respectively, from the three and six months ended June 30, 2018, due mainly to increased revenue and improved gross margins in each period.
Liquidity and Capital Resources
The primary source of liquidity for our business is cash flows provided by operations. We expect to continue to have cash requirements to support working capital needs, capital expenditures, and to pay interest and service debt, if applicable. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash and internally generated funds and borrowing under committed credit facilities. We are focused on continuing to generate positive operating cash to fund our operational and capital investment initiatives. We have sufficient liquidity to operate for at least the next 12 months from the date of filing this report.
Operating activities. Cash flows provided by operations totaled approximately $3.1 million for the six months ended June 30, 2019, compared to $1.6 million for the six months ended June 30, 2018. The increase was driven primarily by increases in net income and accounts payable and accrued liabilities partially offset by increases in inventory and accounts receivable. The increase in accounts payable and accrued liabilities was primarily due to timing of billings and payments to our suppliers in the normal course of business. The increase in accounts receivable was due primarily to the timing of collections. The increase in inventory was primarily due to planned increased inventory levels to facilitate inter-company shipping of product via lower cost ocean shipment versus higher cost air shipment.
Investing activities. Cash flows used in investing activities totaled approximately $0.9 million during the six months ended June 30, 2019 compared to $0.8 million during the six months ended June 30, 2018. This increase was primarily due to increases in capital expenditures to support the on-going needs of the business.
Financing activities. Cash flows used in financing activities during the six months ended June 30, 2019 totaled approximately $0.7 million compared to $2.6 million in the same period in 2018. This decrease was due mainly to repayments made on our revolving credit agreement during the 2018 period.
Debt obligations as of June 30, 2019 and December 31, 2018 totaled approximately $1.2 million and $1.8 million, respectively.
Credit Facilities
Our credit facilities consist of a $8.5 million revolving line of credit agreement with The Bank of San Antonio and a revolving credit facility maintained by our Canadian subsidiary. The Bank of San Antonio facility is utilized to fund our working capital needs and is secured by a security interest in substantially all of our current and future assets. The line has a variable interest rate of the Wall Street Journal prime rate plus 0.75% with a floor of 4.25% and matures in May 2020. The interest rate at June 30, 2019 and December 31, 2018 was 6.25% and 6.25%, respectively. As of June 30, 2019 and December 31, 2018, no balance was outstanding on this line.
The credit agreement contains customary covenants including covenants relating to complying with applicable laws, delivery of financial statements, payment of taxes and maintaining insurance. The credit agreement also requires that  XPEL must maintain debt service coverage (EBITDA divided by the current portion of long-term debt plus interest) of 1.25:1 and debt to tangible net worth of 4.0:1 on a rolling four quarter basis. The credit agreement also contains customary events of default including the failure to make payments of principal and interests, the breach of any covenants, the occurrence of a material adverse change, and certain bankruptcy and insolvency events. As of June 30, 2019, the Company was in compliance with all covenants.
During 2018, XPEL Canada Corp., a wholly-owned subsidiary of XPEL, Inc., entered into a Canadian Dollar (“CAD”) $4.5 million revolving credit facility through HSBC Bank Canada. This facility is utilized to fund our working capital needs in Canada. This facility bears interest at HSBC Canada Bank’s prime rate plus .25% per annum and is guaranteed by the parent company. As of June 30, 2019 and December 31, 2018, no balance was outstanding on this facility.

Contractual Obligations
There has been no material change to the Company’s contractual obligations as described in the Company’s Amendment No. 2 to Form 10 filed on May 30, 2019.
Critical Accounting Policies
There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in the Company’s Amendment No. 2 to Form 10 filed on May 30, 2019.
Related Party Relationships
There are no family relationships between or among any of our directors or executive officers. There are no arrangements or understandings between any two or more of our directors or executive officers, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current Board. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs.
Off-Balance Sheet Arrangements
As of June 30, 2019 and December 31, 2018, we did not have any relationships with unconsolidated organizations or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements. We do not engage in off-balance sheet financing arrangements. In addition, we do not engaged in trading activities involving non-exchange contracts.
Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar, the Euro, the Mexican Peso, and the New Taiwanese Dollar. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders’ equity in our condensed consolidated balance sheets. We do not currently hedge our exposure to potential foreign currency translation adjustments.
If we borrow under our revolving lines of credit, we will be subject to market risk resulting from changes in interest rates related to our floating rate bank credit facility. If we were to make such borrowings, a hypothetical 100 basis point increase in variable interest rates may result in a material impact to our financial statements. We do not currently have any derivative contracts to hedge our exposure to interest rate risk. During each of the periods presented, we have not experienced a significant effect on our business due to changes in interest rates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established and maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures.
Management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our CEO and CFO have each concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
From time to time, we are made parties to actions filed or have been given notice of potential claims relating to the ordinary conduct of our business, including those pertaining to commercial disputes, product liability, patent infringement and employment matters.
While we believe that a material impact on our financial position, results of operations or cash flows from any such future claims or potential claims is unlikely, given the inherent uncertainty of litigation, it is possible that an unforeseen future adverse ruling or unfavorable development could result in future charges that could have a material adverse impact. We do and will continue to periodically reexamine our estimates of probable liabilities and any associated expenses and receivables and make appropriate adjustments to such estimates based on experience and developments in litigation. As a result, the current estimates of the potential impact on our financial position, results of operations and cash flows for the proceedings and claims described in the notes to our consolidated financial statements could change in the future.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A Risk Factors” in our Amendment No. 2 to Form 10 filed with the SEC on May 30, 2019, which could materially affect our business, financial condition or future results. The risks described in our Amendment No 2 to Form 10 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the six months ended June 30, 2019, the Company did not issue any shares of its common stock or other equity securities of the Company that were not registered under the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description	Method of Filing
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101
The following materials from XPEL’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income, (iv) the unaudited Consolidated Statements of  Equity, (v) the unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements
Filed herewith
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XPEL, Inc. (Registrant)

	By:	/s/ Barry R. Wood
Barry R. Wood
Senior Vice President and Chief Financial Officer
August 21, 2019		(Authorized Officer and Principal Financial and Accounting Officer)