Form 10-Q
period 2019-09-30
XPEL, Inc.
filed 2019-11-08
CIK 1767258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The registrant had 27,612,597 shares of common stock outstanding as of November 8, 2019.

Part I. Financial Information
Item 1. Financial Statements
XPEL, INC.
Condensed Consolidated Balance Sheets

	(Unaudited)	(Audited)
	September 30, 2019	December 31, 2018
Assets
Current
Cash and cash equivalents	$7,295,906	$3,971,226
Accounts receivable, net	7,285,327	5,554,313
Inventory, net	16,428,406	10,799,611
Prepaid expenses and other current assets	2,071,833	706,718
Total current assets	33,081,472	21,031,868
Property and equipment, net	3,666,166	3,384,206
Right-of-Use lease assets	4,515,591	—
Intangible assets, net	3,778,794	3,804,026
Other assets	29,385	—
Goodwill	2,334,505	2,322,788
Total assets	$47,405,913	$30,542,888
Liabilities
Current
Current portion of notes payable	$586,154	$853,150
Current portion lease liabilities	1,062,176	—
Accounts payable and accrued liabilities	10,585,352	6,292,093
Income tax payable	540,846	1,337,599
Total current liabilities	12,774,528	8,482,842
Deferred tax liability, net	629,397	478,864
Non-current portion of lease liabilities	3,544,207	—
Non-current portion of notes payable	399,209	968,237
Total liabilities	17,347,341	9,929,943
Stockholders’ equity
Preferred stock, $0.001 par value; authorized 10,000,000; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,612,597 issued and outstanding	27,613	27,613
Additional paid-in-capital	11,348,163	11,348,163
Accumulated other comprehensive loss	(1,113,240)	(1,190,055)
Retained earnings	19,984,540	10,617,253
	30,247,076	20,802,974
Non-controlling interest	(188,504)	(190,029)
Total stockholders’ equity	30,058,572	20,612,945
Total liabilities and stockholders’ equity	$47,405,913	$30,542,888
See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Product revenue	$30,815,251	$25,415,749	$77,295,463	$72,498,871
Service revenue	4,802,747	3,799,576	13,142,135	10,628,864
Total revenue	35,617,998	29,215,325	90,437,598	83,127,735

Cost of Sales
Cost of product sales	22,283,771	19,622,006	56,522,834	56,032,162
Cost of service	1,061,197	742,779	2,865,641	2,075,049
Total cost of sales	23,344,968	20,364,785	59,388,475	58,107,211
Gross Margin	12,273,030	8,850,540	31,049,123	25,020,524

Operating Expenses
Sales and marketing	1,805,038	1,898,586	5,468,980	4,935,194
General and administrative	4,798,833	3,962,674	13,466,690	10,857,814
Total operating expenses	6,603,871	5,861,260	18,935,670	15,793,008

Operating Income	5,669,159	2,989,280	12,113,453	9,227,516

Interest expense	23,851	31,301	81,631	135,385
Foreign currency exchange loss	136,951	85,551	151,859	108,675

Income before income taxes	5,508,357	2,872,428	11,879,963	8,983,456
Income tax expense	999,072	690,523	2,503,365	2,159,596
Net income	4,509,285	2,181,905	9,376,598	6,823,860
Income attributed to non-controlling interest	6,602	15,713	9,311	5,200
Net income attributable to stockholders of the Company	$4,502,683	$2,166,192	$9,367,287	$6,818,660

Earnings per share attributable stockholders of the Company
Basic and diluted	$0.16	$0.08	$0.34	$0.25
Weighted Average Number of Common Shares
Basic and diluted	27,612,597	27,612,597	27,612,597	27,229,720
See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Other comprehensive income
Net income	$4,509,285	$2,181,905	$9,376,598	$6,823,860
Foreign currency translation	(143,535)	165,187	69,029	(261,529)
Total comprehensive income	4,365,750	2,347,092	9,445,627	6,562,331
Total comprehensive income attributable to:
Stockholders of the Company	4,365,735	2,346,843	9,444,102	6,594,905
Non-controlling interest	15	249	1,525	(32,574)
Total comprehensive income	$4,365,750	$2,347,092	$9,445,627	$6,562,331
See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

Stockholders' Equity - Three Months Ended September 30
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Equity attributable to Stockholders of the Company	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2018	27,612,597	$27,613	$11,348,163	$6,557,187	$(1,001,089)	$16,931,874	$(221,249)	$16,710,625
Net income	—	—	—	2,166,192	—	2,166,192	15,713	2,181,905
Foreign currency translation	—	—	—	—	180,651	180,651	(15,464)	165,187
Balance as of September 30, 2018	27,612,597	27,613	11,348,163	8,723,379	(820,438)	19,278,717	(221,000)	19,057,717

Balance as of June 30, 2019	27,612,597	27,613	11,348,163	15,481,857	(976,292)	25,881,341	(188,519)	25,692,822
Net income	—	—	—	4,502,683	—	4,502,683	6,602	4,509,285
Foreign currency translation	—	—	—	—	(136,948)	(136,948)	(6,587)	(143,535)
Balance as of September 30, 2019	27,612,597	$27,613	$11,348,163	$19,984,540	$(1,113,240)	$30,247,076	$(188,504)	$30,058,572

Stockholders' Equity - Nine Months Ended September 30
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Equity attributable to Stockholders of the Company	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2017	27,612,597	$27,613	$11,348,163	$1,904,719	$(596,683)	$12,683,812	$(188,426)	$12,495,386
Net income	—	—	—	6,818,660	—	6,818,660	5,200	6,823,860
Foreign currency translation	—	—	—	—	(223,755)	(223,755)	(37,774)	(261,529)
Balance as of September 30, 2018	27,612,597	27,613	11,348,163	8,723,379	(820,438)	19,278,717	(221,000)	19,057,717

Balance as of December 31, 2018	27,612,597	27,613	11,348,163	10,617,253	(1,190,055)	20,802,974	(190,029)	20,612,945
Net income	—	—	—	9,367,287	—	9,367,287	9,311	9,376,598
Foreign currency translation	—	—	—	—	76,815	76,815	(7,786)	69,029
Balance as of September 30, 2019	27,612,597	$27,613	$11,348,163	$19,984,540	$(1,113,240)	$30,247,076	$(188,504)	$30,058,572
See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$9,376,598	$6,823,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	655,385	539,379
Amortization of intangible assets	570,954	472,675
Impairments	66,364	—
Loss on sale of property and equipment	1,521	36,930
Bad debt expense	153,949	172,019
Deferred income tax	135,221	(67,462)
Accretion on notes payable	50,346	49,311

Changes in current assets and liabilities:
Accounts receivable	(1,883,620)	(1,623,508)
Inventory, net	(5,679,694)	(2,116,295)
Prepaid expenses and other current assets	(1,372,894)	(429,881)
Other assets	61,795	—
Accounts payable and accrued liabilities	4,308,679	696,860
Income tax payable	(799,052)	(205,842)
Net cash provided by operating activities	5,645,552	4,348,046
Cash flows used in investing activities
Purchase of property, plant and equipment	(994,074)	(1,064,909)
Proceeds from sale of property and equipment	41,197	117,122
Acquisition of subsidiaries, net of cash acquired and notes payable	—	(429,360)
Development of intangible assets	(534,720)	(129,947)
Net cash used in investing activities	(1,487,597)	(1,507,094)
Cash flows from financing activities
Net repayments on revolving credit agreement	—	(2,000,000)
Repayment of bank loan payable	—	(440,126)
Repayments of notes payable	(908,909)	(444,690)
Net cash used in financing activities	(908,909)	(2,884,816)
Net change in cash and cash equivalents	3,249,046	(43,864)
Foreign exchange impact on cash and cash equivalents	75,634	(8,470)
Increase (decrease) in cash and cash equivalents during the period	3,324,680	(52,334)
Cash and cash equivalents at beginning of period	3,971,226	3,498,904
Cash and cash equivalents at end of period	$7,295,906	$3,446,570

Supplemental schedule of non-cash activities
Notes payable issued for acquisitions	$—	$762,690
Forgiveness of debt for acquired entities	$—	$88,216

Supplemental cash flow information
Cash paid for income taxes	$3,004,758	$2,314,334
Cash paid for interest	$15,890	$84,974
See notes to condensed consolidated financial statements.

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2019 and 2018
(Unaudited)

1.    INTERIM FINANCIAL INFORMATION
The accompanying (a) condensed consolidated balance sheet as of December 31, 2018, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2019 have been prepared by XPEL, Inc. (“XPEL” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns and seasonal, operating and other factors.
 These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Amendment No. 2 to the Form 10 filed with the SEC on May 30, 2019.  These condensed consolidated financial statements also should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations section appearing in this report.
Certain immaterial amounts in the prior year consolidated financial statements have been reclassified in order to conform to the presentation adopted in the current year. None of these changes in presentation affect previously reported results of operations.
2.    SIGNIFICANT ACCOUNTING POLICIES
Nature of Business - The Company is based in San Antonio, Texas and sells, distributes, and installs protective films and coatings, including automotive paint protection film, surface protection film, automotive and architectural window films and ceramic coatings.
The Company was incorporated in the state of Nevada, U.S.A. in October 2003 and its registered office is 618 W. Sunset Road, San Antonio, Texas, 78216.
Basis of Presentation - The condensed consolidated financial statements are prepared in conformity with GAAP and include the accounts of the Company and its wholly owned or majority owned subsidiaries. The ownership interest of non-controlling participants in subsidiaries that are not wholly-owned is included as a separate component of stockholders’ equity. The non-controlling participants’ share of the net income is included as “Income attributable to noncontrolling interest” on the Condensed Consolidated Statements of Income and Comprehensive Income. Intercompany accounts and transactions have been eliminated.
The functional currency for the Company is the United States dollar. The assets and liabilities of each of its foreign subsidiaries are translated into U.S dollars using the exchange rate at the end of the balance sheet date. Revenues and expenses are translated at the average exchange rates for the period. Gains and losses from translations are recognized in foreign currency translation included in accumulated other comprehensive income in the accompanying consolidated balance sheets. Foreign currency exchange gains and losses are recorded in other expense, net in the accompanying condensed consolidated statements of income. The ownership percentages and functional currencies of the entities included in these condensed consolidated financial statements are as follows:

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2019 and 2018
(Unaudited)

Subsidiaries	Functional Currency	% Owned by XPEL, Inc.
XPEL, Ltd.	UK Pound Sterling	85%
Armourfend CAD, LLC	US Dollar	100%
XPEL Canada Corp.	Canadian Dollar	100%
XPEL B.V.	Euro	100%
XPEL Germany GmbH	Euro	100%
XPEL de Mexico S. de R.L. de C.V.	Peso	100%
XPEL Acquisition Corp.	Canadian Dollar	100%
Protex Canada, Inc.	Canadian Dollar	100%
Apogee Corp.	New Taiwan Dollar	100%

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
Accounts Receivable - Accounts receivable are shown net of an allowance for doubtful accounts of $169,010 and $133,696 as of September 30, 2019 and December 31, 2018, respectively. The Company evaluates the adequacy of its allowances by analyzing the aging of receivables, customer financial condition, historical collection experience, the value of any collateral and other economic and industry factors. Actual collections may differ from historical experience, and if economic, business or customer conditions deteriorate significantly, adjustments to these reserves may be required. When the Company becomes aware of factors that indicate a change in a specific customer’s ability to meet its financial obligations, the Company records a specific reserve for credit losses.
Provisions and Warranties - We provide a warranty on our products. Liability under the warranty policy is based on a review of historical warranty claims. Adjustments are made to the accruals as claims data experience warrant. Our liability for warranties as of September 30, 2019 and December 31, 2018 was $73,041 and $70,250, respectively.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, “Leases” (“the new lease standard” or “ASC 842”), which requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The new lease standard requirements were effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. The Company adopted this standard effective January 1, 2019. In adopting this standard, the Company elected the package of practical expedients afforded thereby. This election allowed the Company, among other things, to carry forward prior lease classifications. Pursuant to the adoption of this standard, Right-Of-Use (“ROU”) assets and operating lease liabilities (current and long-term portions) as of September 30, 2019 were $4,515,591 and $4,606,383, respectively. Refer to Note 13 for additional information related to the adoption of this standard.

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2019 and 2018
(Unaudited)

Recent Accounting Pronouncements Issued and Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Measurement of Credit Losses on Financial Instruments”, which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for the Company beginning January 1, 2023 and is required to be applied prospectively. We are currently evaluating the impact that ASU 2016-13 will have on our consolidated financial statements.
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

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2019 and 2018
(Unaudited)

has an original expected duration of less than one year, the Company has applied the practical expedient under ASC 606 to omit disclosures regarding remaining performance obligations.
When the Company transfers goods or services to a customer, payment is due, subject to normal terms, and is not conditional on anything other than the passage of time. Typical payment terms range from due upon receipt to 30 days, depending on the type of customer and relationship. At contract inception, the Company expects that the period of time between the transfer of goods to the customer and when the customer pays for those goods will be less than one year, which is consistent with the Company’s standard payment terms. Accordingly, the Company has elected the practical expedient under ASC 606 to not adjust for the effects of a significant financing component. As such, these amounts are recorded as receivables and not contract assets.
The following table summarizes transactions within contract liabilities for the nine months ended September 30, 2019:

Balance, December 31, 2018	$136,213
Revenue recognized related to payments included in the December 31, 2018 balance	(38,405)
Payments received for which performance obligations have not been satisfied	217,195
Balance, March 31, 2019	315,003
Revenue recognized related to payments included in the March 31, 2019 balance	(77,265)
Payments received for which performance obligations have not been satisfied	1,493,645
Balance, June 30, 2019	1,731,383
Revenue recognized related to payments included in the June 30, 2019 balance	(1,659,056)
Payments received for which performance obligations have not been satisfied	1,345,633
Balance, September 30, 2019	$1,417,960

The table below sets forth the disaggregation of revenue by product category for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Product Revenue
Paint protection film	$26,527,586	$22,533,967	$66,150,360	$64,672,721
Window film	3,522,815	2,125,910	8,526,886	5,662,725
Other	764,850	755,872	2,618,217	2,163,425
Total	30,815,251	25,415,749	77,295,463	72,498,871

Service Revenue
Software	$859,432	$653,090	$2,378,944	$1,886,176
Cutbank credits	1,957,224	1,641,337	5,487,320	4,583,739
Installation labor	1,843,936	1,414,326	4,790,279	3,854,328
Training	142,155	90,823	485,592	304,621
Total	4,802,747	3,799,576	13,142,135	10,628,864

Total	$35,617,998	$29,215,325	$90,437,598	$83,127,735

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2019 and 2018
(Unaudited)

Because many of our international customers require us to ship their orders to freight forwarders located in the United States, we cannot be certain about the ultimate destination of the product. The following table represents our estimate of sales by geographic regions based on our understanding of ultimate product destination based on customer interactions, customer locations and other factors:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$15,738,762	$13,334,294	$44,745,859	$33,148,006
China	9,359,531	8,035,746	17,006,451	25,289,752
Canada	4,937,514	3,659,902	13,253,413	11,912,203
Continental Europe	1,945,104	1,606,842	5,341,164	4,610,313
United Kingdom	1,032,399	638,023	2,842,682	2,073,656
Asia Pacific	1,168,570	966,709	3,100,088	2,185,023
Latin America	578,055	362,749	1,576,864	1,593,987
Middle East/Africa	770,842	550,783	2,374,321	2,136,786
Other	87,221	60,277	196,756	178,009
Total	$35,617,998	$29,215,325	$90,437,598	$83,127,735

Our largest customer accounted for 26.3% and 27.4% of our net sales during the three months ended September 30, 2019 and 2018, respectively. Our largest customer accounted for 18.8% and 30.1% of our net sales during the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 and December 31, 2018, there was no significant accounts receivable concentration.

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2019 and 2018
(Unaudited)

4.    PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following:

	September 30, 2019	December 31, 2018
Furniture and fixtures	$1,101,141	$956,467
Computer equipment	1,069,427	939,979
Vehicles	711,959	730,765
Equipment	1,425,975	1,079,503
Leasehold improvements	1,325,282	941,627
Plotters	722,581	544,080
Construction in Progress	338,762	646,576
Total property and equipment	6,695,127	5,838,997
Less: accumulated depreciation	3,028,961	2,454,791
Property and equipment, net	$3,666,166	$3,384,206

Depreciation expense for the three months ended September 30, 2019 and 2018 was $234,297 and $200,512, respectively. Depreciation expense for the nine months ended September 30, 2019 and 2018 was $655,385 and $539,379, respectively.
5.    INTANGIBLE ASSETS, NET
Intangible assets consists of the following:

	September 30, 2019	December 31, 2018
Trademarks	$301,542	$289,734
Software	2,158,500	1,635,731
Trade name	462,775	457,766
Contractual and customer relationships	2,967,383	2,947,264
Non-compete	266,054	261,914
Other	148,965	150,267
Total cost	6,305,219	5,742,676
Less: Accumulated amortization	2,526,425	1,938,650
Intangible assets, net	$3,778,794	$3,804,026

Amortization expense for the three months ended September 30, 2019 and 2018 was $199,582 and $160,506, respectively. Amortization expense for the nine months ended September 30, 2019 and 2018 was $570,954 and $472,675, respectively.
During the nine months ended September 30, 2019, the Company sold a franchise territory to a new franchisee in Quebec. In connection with this arrangement, the Company closed its Quebec City installation location and recorded an impairment against all previously recognized intangible assets for that location. The Company recorded an impairment loss of $30,480 related to the intangible assets other than goodwill associated with this closed location. This impairment loss is reflected in general and administrative expense on the condensed consolidated statement of income.
6.    GOODWILL
The following table summarizes goodwill transactions for the nine months ended September 30, 2019 and 2018:

Balance at December 31, 2017	$1,856,642
Acquisitions of subsidiaries	572,544
Foreign Exchange	(31,876)
Balance at September 30, 2018	$2,397,310

Balance at December 31, 2018	$2,322,788
Impairment	(35,884)
Foreign Exchange	47,601
Balance at September 30, 2019	$2,334,505

During the nine months ended September 30, 2019, the Company sold a franchise territory to a new franchisee in Quebec. In connection with this arrangement, the Company closed its Quebec City installation location and recorded an impairment against all previously recognized intangible assets for that location. The Company recorded an impairment loss of $35,884 related to the Goodwill associated with this closed location. This impairment loss is reflected in general and administrative expense on the condensed consolidated statement of income.
7.    INVENTORIES
The components of inventory are summarized as follows:

	September 30, 2019	December 31, 2018
Film and film based products	$14,712,742	$9,399,067
Other products	1,372,248	1,264,862
Packaging and supplies	473,141	320,738
Inventory reserve	(129,725)	(185,056)
	$16,428,406	$10,799,611

8.    DEBT
REVOLVING FACILITIES
The Company has a $8,500,000 revolving line of credit agreement with The Bank of San Antonio to support its continuing working capital needs. The Bank of San Antonio has been granted a security interest in substantially all of the Company’s current and future assets. The line of credit has a variable interest rate of the Wall Street Journal prime rate plus 0.75% with a floor of 4.25% and matures on May 5, 2020. The interest rate was 6.00% and 6.25% as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019 and December 31, 2018, no balance was outstanding on this line.
The credit agreement contains customary covenants including covenants relating to complying with applicable laws, delivery of financial statements, payment of taxes and maintaining insurance. The credit agreement also requires that  XPEL must maintain debt service coverage (EBITDA divided by the current portion of long-term debt +interest) of 1.25:1 and debt to tangible net worth of 4.0:1 on a rolling four quarter basis. The credit agreement also contains customary events of default including the failure to make payments

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2019 and 2018
(Unaudited)

of principal and interest, the breach of any covenants, the occurrence of a material adverse change, and certain bankruptcy and insolvency events.
As of September 30, 2019 and December 31, 2018, the Company was in compliance with all debt covenants.
XPEL Canada Corp., a wholly owned subsidiary of XPEL, Inc., also has a CAD $4,500,000 revolving line of credit agreement with HSBC Bank Canada to support its continuing working capital needs. The line has a variable interest rate of the HSBC Canada Bank’s prime rate plus 0.25%. The interest rate as of both September 30, 2019 and December 31, 2018 was 5.75%. As of September 30, 2019 and December 31, 2018, no balance was outstanding on this line of credit. This facility is guaranteed by the parent company.
NOTES PAYABLE
As part of its acquisition strategy, the Company uses a combination of cash and unsecured non-interest bearing promissory notes payable to fund its business acquisitions. The Company discounts the promissory note to fair value using market interest rates at the time of the acquisition.
Notes payable are summarized as follows:

	Weighted Average Interest Rate	Matures	September 30, 2019	December 31, 2018
Acquisition notes payable	5.02%	2022	$985,363	$1,821,387
Total debt			985,363	1,821,387
Current portion			586,154	853,150
Total long-term debt			$399,209	$968,237

9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following table presents significant accounts payable and accrued liability balances as of the periods ending:

	September 30, 2019	December 31, 2018
Trade payables	$7,126,796	$3,905,187
Payroll liabilities	1,000,777	1,194,237
Contract liabilities	1,417,960	136,213
Other liabilities	1,039,819	1,056,456
	$10,585,352	$6,292,093

10.    FAIR VALUE MEASUREMENTS
Financial instruments include cash and cash equivalents (level 1), accounts receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate fair value because of the near-term maturities of these financial instruments. The carrying value of the Company’s notes payable approximates fair value due to the relatively short-term nature and interest rates of the notes. For discussion of the fair value measurements related to goodwill refer to Note 6, Goodwill of the financial statements for periods ended September 30, 2019 and December 31, 2018.
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

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2019 and 2018
(Unaudited)

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
The Company recorded income tax expense during the three months ended September 30, 2019 and 2018 of $999,072 and $690,523, respectively. The Company recorded income tax expense during the nine months ended September 30, 2019 and 2018 of $2,503,365 and $2,159,596, respectively.
12.    COMMITMENTS AND CONTINGENCIES
CONTINGENCIES
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
SUPPLY AGREEMENT
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
Some of our leases contain options to renew. The exercise of lease renewals is at our sole discretion; therefore, the renewals to extend the lease terms are not included in our ROU assets as it is not reasonably certain that they will be exercised. We regularly evaluate the renewal options and, when they are reasonably certain of exercise, we include the renewal period in our lease term.
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

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2019 and 2018
(Unaudited)

Balance sheet information related to operating leases is as follows:

September 30, 2019
Operating lease right-of-use assets	$4,515,591

Current portion of operating lease liabilities	1,062,176
Noncurrent portion of operating lease liabilities	3,544,207
Total operating lease liabilities	$4,606,383

We had operating lease expense of $286,534 and $876,868 for the three and nine months ended September 30, 2019, respectively. Variable lease payments for the same periods were $119,425 and $358,776, respectively. For the same periods, we also had short-term lease expenses of $15,636, and $56,239, respectively, and we made cash payments of $293,148 and $868,074, respectively, on leases subject to the accounting treatment described above in Note 2.
Weighted-average information associated with the measurement of our remaining operating lease obligations is as follows:

September 30, 2019
Weighted-average remaining lease term (in years)	6.0
Weighted-average discount rate	5.86%

The following table summarizes the maturity of our operating lease liabilities as of September 30, 2019:

2019	$282,149
2020	1,071,630
2021	962,701
2022	888,620
2023	781,377
Thereafter	1,528,116
Total operating lease payments	5,514,593
Less: interest	(908,210)
Total operating lease liabilities	$4,606,383

During the three and nine months ended September 30, 2018, rent expense related to operating leases was approximately $310,075 and $852,553, respectively. Future minimum lease payments, under non-cancelable operating leases as of December 31, 2018 were as follows:

2019	$869,492
2020	736,169
2021	667,551
2022	601,593
2023	528,427
Thereafter	1,372,388
$4,775,620

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess the financial condition and results of operations of XPEL, Inc. (“XPEL” or the “Company”). Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the heading “Forward-Looking Statements” in this report and under “Item 1A. Risk Factors” in our Amendment No. 2 to Form 10 which was filed with the Securities and Exchange Commission (“SEC”) on May 30, 2019 and is available on the SEC’s website at www.sec.gov.
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
Forward-looking statements are based on current expectations about future events affecting the Company and are subject to uncertainties and factors that affect all businesses operating in a global market as well as matters specific to the Company. These uncertainties and factors are difficult to predict, and many of them are beyond the Company’s control. The following are some of the uncertainties and factors known to us that could cause the Company’s actual results to differ materially from what the Company has anticipated in its forward-looking statements:

•	the highly competitive nature of our industry;

•	our current reliance on a limited number of suppliers;

•	our ability to successfully introduce new products and services;

•	our ability to achieve benefits from our business initiatives, including identifying and completing suitable acquisitions and investments;

•	fluctuating revenue and operating results;

•	our reliance on a single distributor in China;

•	political, regulatory, economic, and other risks arising from the multi-national nature of our business, including our extensive business in China;

•	volatility in currency exchange rates;

•	the potential exit of current key personnel or possibility of failure to attract future qualified personnel;

•	significant demands related to our rapid growth;

•	risks related to possible future indebtedness or the availability of future financing;

•	risks related to internal control over financial reporting;

•	our lack of experience, and the requirements related to operating, as a U.S. publicly traded company;

•	our status as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012;

•	risks related to our intellectual property;

•	general global and economic business conditions that may affect demand for our products; and

•	considerations related to listing our common stock (“Common Stock”) on The NASDAQ Stock Market.
We believe the items we have outlined above are important factors that could cause estimates included in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf.  We have discussed these factors in more detail in in our Amendment No. 2 to Form 10, as filed with the SEC on May 30, 2019. These factors are not necessarily all of the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our shareholders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution when considering our forward-looking statements.
Company Overview
Founded in 1997 and incorporated in 2003, XPEL has grown from an automotive product design software company to a global provider of protective films and coatings, including automotive paint protection film, surface protection film, and automotive and commercial/residential window films and ceramic coatings, as well as a provider of complementary proprietary software. In 2018, we expanded our product offerings to include window film (both commercial and residential) and security film protection for commercial and residential uses. Today, we employ approximately 214 employees and serve over 2,400 direct customers and several thousand indirect customers around the world.
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
The launch of the ULTIMATE product catapulted XPEL into several years of strong revenue growth. In 2014, we began our international expansion by establishing an office in the United Kingdom. In 2015, we acquired Parasol Canada, a distributor of our products in Canada. In 2017, we established our European headquarters in The Netherlands, and expanded our product offerings to include an automotive protective window film branded as PRIME. We continued our international expansion in 2017 with the acquisition of Protex Canada, a leading franchisor of automotive protective film franchises serving Canada, as well as opened our XPEL Mexico office. In 2018, we launched our first product offering outside of the automotive industry, a window and security film protection for commercial and residential uses. Also in 2018, we launched the next generation of our highly successful ULTIMATE line, ULTIMATE PLUS. In 2019, we established an office in Germany to better serve our customers in that market. Also, in 2019 we launched our ceramic coating product.

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
Key Business Metric - Non-GAAP Financial Measures
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

The following table is a reconciliation of Net income to EBITDA for the three and nine months ended September 30, 2019 and 2018:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income	$4,509,285	$2,181,905	$9,376,598	$6,823,860
Interest	23,851	31,301	81,631	135,385
Taxes	999,072	690,523	2,503,365	2,159,596
Depreciation	234,297	200,512	655,385	539,379
Amortization	199,582	160,506	570,954	472,675
EBITDA	$5,966,087	$3,264,747	$13,187,933	$10,130,895
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

Results of Operations
The following tables summarize the Company’s results of operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	% of Total Revenue	Three Months Ended September 30, 2018	% of Total Revenue	$ Change	% Change
Total revenue	$35,617,998	100.0%	$29,215,325	100.0%	$6,402,673	21.9%
Total cost of sales	23,344,968	65.5%	20,364,785	69.7%	2,980,183	14.6%
Gross margin	12,273,030	34.5%	8,850,540	30.3%	3,422,490	38.7%
Total operating expenses	6,603,871	18.5%	5,861,260	20.1%	742,611	12.7%
Operating income	5,669,159	15.9%	2,989,280	10.2%	2,679,879	89.6%
Other expenses	160,802	0.5%	116,852	0.4%	43,950	37.6%
Income tax	999,072	2.8%	690,523	2.4%	308,549	44.7%
Net income	$4,509,285	12.7%	$2,181,905	7.5%	$2,327,380	106.7%

	Nine Months Ended September 30, 2019	% of Total Revenue	Nine Months Ended September 30, 2018	% of Total Revenue	$ Change	% Change
Total revenue	$90,437,598	100.0%	$83,127,735	100.0%	$7,309,863	8.8%
Total cost of sales	59,388,475	65.7%	58,107,211	69.9%	1,281,264	2.2%
Gross margin	31,049,123	34.3%	25,020,524	30.1%	6,028,599	24.1%
Total operating expenses	18,935,670	20.9%	15,793,008	19.0%	3,142,662	19.9%
Operating income	12,113,453	13.4%	9,227,516	11.1%	2,885,937	31.3%
Other expenses	233,490	0.3%	244,060	0.3%	(10,570)	(4.3)%
Income tax	2,503,365	2.8%	2,159,596	2.6%	343,769	15.9%
Net income	$9,376,598	10.4%	$6,823,860	8.2%	$2,552,738	37.4%

The following tables summarize revenue results for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		%	% of Total Revenue
	2019	2018	Inc (Dec)	2019	2018
Product Revenue
Paint protection film	$26,527,586	$22,533,967	17.7%	74.5%	77.1%
Window film	3,522,815	2,125,910	65.7%	9.9%	7.3%
Other	764,850	755,872	1.2%	2.1%	2.6%
Total	$30,815,251	$25,415,749	21.2%	86.5%	87.0%

Service Revenue
Software	$859,432	$653,090	31.6%	2.4%	2.2%
Cutbank credits	1,957,224	1,641,337	19.2%	5.5%	5.6%
Installation labor	1,843,936	1,414,326	30.4%	5.2%	4.8%
Training	142,155	90,823	56.5%	0.4%	0.4%
Total	$4,802,747	$3,799,576	26.4%	13.5%	13.0%

Total	$35,617,998	$29,215,325	21.9%	100.0%	100.0%

	Nine Months Ended September 30,		%	% of Total Revenue
	2019	2018	Inc (Dec)	2019	2018
Product Revenue
Paint protection film	$66,150,360	$64,672,721	2.3%	73.1%	77.8%
Window film	8,526,886	5,662,725	50.6%	9.4%	6.8%
Other	2,618,217	2,163,425	21.0%	2.9%	2.5%
Total	$77,295,463	$72,498,871	6.6%	85.5%	87.2%

Service Revenue
Software	$2,378,944	$1,886,176	26.1%	2.6%	2.3%
Cutbank credits	5,487,320	4,583,739	19.7%	6.1%	5.5%
Installation labor	4,790,279	3,854,328	24.3%	5.3%	4.6%
Training	485,592	304,621	59.4%	0.5%	0.4%
Total	$13,142,135	$10,628,864	23.6%	14.5%	12.8%

Total	$90,437,598	$83,127,735	8.8%	100.0%	100.0%
Because many of our international customers require us to ship their orders to freight forwarders located in the United States, we cannot be certain about the ultimate destination of the product. The following tables represent our estimate of sales by geographic regions based on our understanding of ultimate product destination based on customer interactions, customer locations and other factors for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		%	% of Total Revenue
	2019	2018	Inc (Dec)	2019	2018
United States	$15,738,762	$13,334,294	18.0%	44.2%	45.6%
China	9,359,531	8,035,746	16.5%	26.3%	27.5%
Canada	4,937,514	3,659,902	34.9%	13.9%	12.5%
Continental Europe	1,945,104	1,606,842	21.1%	5.5%	5.5%
United Kingdom	1,032,399	638,023	61.8%	2.9%	2.2%
Asia Pacific	1,168,570	966,709	20.9%	3.3%	3.3%
Latin America	578,055	362,749	59.4%	1.6%	1.2%
Middle East/Africa	770,842	550,783	40.0%	2.2%	1.9%
Other	87,221	60,277	44.7%	0.1%	0.3%
Total	$35,617,998	$29,215,325	21.9%	100.0%	100.0%

	Nine Months Ended September 30,		%	% of Total Revenue
	2019	2018	Inc (Dec)	2019	2018
United States	$44,745,859	$33,148,006	35.0%	49.5%	39.9%
China	17,006,451	25,289,752	(32.8)%	18.8%	30.4%
Canada	13,253,413	11,912,203	11.3%	14.7%	14.3%
Continental Europe	5,341,164	4,610,313	15.9%	5.9%	5.5%
United Kingdom	2,842,682	2,073,656	37.1%	3.1%	2.5%
Asia Pacific	3,100,088	2,185,023	41.9%	3.4%	2.6%
Latin America	1,576,864	1,593,987	(1.1)%	1.7%	1.9%
Middle East/Africa	2,374,321	2,136,786	11.1%	2.6%	2.6%
Other	196,756	178,009	10.5%	0.3%	0.3%
Total	$90,437,598	$83,127,735	8.8%	100.0%	100.0%
Product Revenue. Product revenue increased 21.2% over the three months ended September 30, 2018 and 6.6% over the nine months ended September 30, 2018. Product revenue represented 86.5% and 85.5% of our total revenue for the three and nine months ended September 30, 2019, respectively. Revenue from our paint protection film product line increased 17.7% and 2.3%, respectively, for the three and nine months ended September 30, 2019. Paint protection film sales represented 74.5% and 77.1% of our total consolidated revenues for the three months ended September 30, 2019 and 2018, respectively, and 73.1% and 77.8% of our total consolidated revenues for the nine months ended September 30, 2019 and 2018, respectively. These increases in paint protection film sales were primarily attributable to continued increases in demand across all regions. Revenue from our window film product line grew 65.7% and 50.6% for the three and nine months ended September 30, 2019. Window film sales represented 9.9% and 7.3% of our total consolidated revenues for the three months ended September 30, 2019 and 2018, respectively, and 9.4% and 6.8% of our total consolidated revenues for the nine months ended September 30, 2019 and 2018, respectively. This increase was due to continued strong demand for our window film products throughout the world.
Service revenue. Service revenue consists of revenue from fees for DAP software access, cutbank credit revenue which represents per-cut fees charged for the use of our DAP software, revenue from the labor portion of installation sales in our company-owned installation centers and revenue from training services provided to our customers. Service revenue grew 26.4% and 23.6% over the service revenue for the three and nine months ended September 30, 2018, respectively. Service revenue represented 13.5% and 13.0% of our total consolidated revenue from the three months ended September 30, 2019 and 2018, respectively, and 14.5% and 12.8% of our total consolidated revenue from the nine months ended September 30, 2019 and 2018, respectively. Software revenue increased 31.6% and 26.1% from the three and nine months ended September 30, 2018. Software revenue represented 2.4% and 2.2% of our total consolidated revenue for the three months ended September 30, 2019 and 2018, respectively, and 2.6% and 2.3% of our total consolidated revenue for the nine months ended September 30, 2019 and 2018, respectively. The increases were due mainly to increases in total subscribers resulting from increased demand for our DAP software. Cutbank credit revenue grew 19.2% and 19.7% from the three and nine months ended September 30, 2018, respectively. Cutbank sales represented 5.5% and 5.6% of our total consolidated revenue for the three months ended September 30, 2019 and 2018, respectively, and 6.1% and 5.5% of our total consolidated revenue for the nine months ended September 30, 2019 and 2018, respectively. These increases were due mainly to our growth in product revenue in the United States and Canada. Software and cutbank credit revenue combined grew 22.8% and 21.6% for the three and nine months ended September 30, 2019, due mainly to the increased demand for our products and services. Installation labor revenue increased 30.4% and 24.3% from the three and nine months ended September 30, 2018, due mainly to increases in demand for installation services. Training revenue increased 56.5% and 59.4% from the three and nine months ended September 30, 2018, respectively, due to increased demand for training from new and existing customers.
Total installation revenue (labor and product combined) at our Company-owned installation centers for the three and nine months ended September 30, 2019 increased 30.4% and 24.3%, respectively, over the three and nine months ended September 30, 2018. This represented 6.2% and 5.8% of our total consolidated revenue for the three months ended September 30, 2019 and 2018, respectively, and 6.3% and 5.5% of our total consolidated revenue for the nine months ended September 30, 2019 and 2018, respectively. Adjusted product revenue, which combines the cutbank credit revenue service component with product revenue, increased 21.1% in the three months ended September 30, 2019 versus the three months ended September 30, 2018 due mainly to strong demand across all regions. Adjusted product revenue for the nine months ended September 30, 2019 increased by 7.4% from the nine months ended September 30, 2018 due mainly to the same factors that contributed to the growth during the three month period noted above.
Cost of Sales
Cost of sales consists of product costs and the costs to provide our services. Product costs consist of material costs, personnel costs related to warehouse personnel, shipping costs, warranty costs and other related costs to provide products to our customers. Cost of service includes the labor costs associated with installation of product in our Company-owned facilities, costs of labor associated with pattern design for our cutting software and the costs incurred to provide training for our customers. Product costs in the three and nine months ended September 30, 2019 increased 13.6% and 0.9% over the three and nine months ended September 30, 2018, respectively. Cost of product sales represented 62.6% and 67.2% of total revenue in the three months ended September 30, 2019 and 2018, respectively, and 62.5% and 67.4% of total revenue in the nine months ended September 30, 2019 and 2018, respectively. Cost of service revenue grew 42.9% and 38.1% during the three and nine months ended September 30, 2019, respectively, due mainly to the increased installation labor costs associated with increased installation sales.
Gross Margin
Gross margin for the three and nine months ended September 30, 2019 grew approximately $3.4 million, or 38.7%, and $6.0 million, or 24.1%, from the three and nine months ended September 30, 2018, respectively. For the three and nine months ended September 30, 2019, gross margin represented 34.5% and 34.3% of revenue, respectively. The following tables summarizes gross margin for product and services for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		%	% of Category Revenue
	2019	2018	Inc (Dec)	2019	2018
Product	$8,531,480	$5,793,743	47.3%	27.7%	22.8%
Service	3,741,550	3,056,797	22.4%	77.9%	80.5%
Total	$12,273,030	$8,850,540	38.7%	34.5%	30.3%

	Nine Months Ended September 30,		%	% of Category Revenue
	2019	2018	Inc (Dec)	2019	2018
Product	$20,772,629	$16,466,709	26.1%	26.9%	22.7%
Service	10,276,494	8,553,815	20.1%	78.2%	80.5%
Total	$31,049,123	$25,020,524	24.1%	34.3%	30.1%
Product gross margin for the three months ended September 30, 2019 increased approximately $2.7 million, or 47.3%, over the three months ended September 30, 2018 and represented 27.7% and 22.8% of total product revenue for the three months ended September 30, 2019 and 2018, respectively. Product gross margin for the nine months ended September 30, 2019 increased approximately $4.3 million, or 26.1%, over the nine months ended September 30, 2018 and represented 26.9% and 22.7% of total product revenue for the nine months ended September 30, 2019 and 2018, respectively. The increases in product gross margin percentages were primarily due to a slightly lower percentage of sales to lower margin distributors (primarily our China Distributor) and improvements in product costs and operating leverage.
Service gross margin increased approximately $0.7 million and $1.7 million, respectively, or 22.4% and 20.1%, respectively, over the three and nine months ended September 30, 2018. This represented 77.9% and 80.5% of total service revenue for the three months ended September 30, 2019 and 2018, respectively, and 78.2% and 80.5% of total service revenue for the nine months ended September 30, 2019 and 2018, respectively. The decrease in service gross margin percentage for these periods versus the prior year periods was primarily due to a higher percentage of lower margin installation labor costs relative to other higher margin service revenue components.

Operating Expenses
Sales and marketing expenses for the three and nine months ended September 30, 2019 decreased 4.9% and increased 10.8%, respectively, compared to the same periods in 2018. These expenses represented 5.1% and 6.5% of total consolidated revenue for the three months ended September 30, 2019 and 2018, respectively, and 6.0% and 5.9% of total consolidated revenue for the nine months ended September 30, 2019 and 2018, respectively. The decrease in this line item for the three months ended September 30, 2019 compared to the prior year period was due primarily to one-time marketing costs incurred during the three months ended September 30, 2018. The increase for the nine month period related to the Company’s increased global presence and increased marketing and sales personnel.
General and administrative expenses grew approximately $0.8 million and $2.6 million, respectively, during the three and nine months ended September 30, 2019, or 21.1% and 24.0%, respectively, over the three and nine months ended September 30, 2018. These costs represented 13.5% and 13.6% of total consolidated revenue for the three months ended September 30, 2019 and 2018, respectively, and 14.9% and 13.1% of total consolidated revenue for the nine months ended September 30, 2019 and 2018, respectively. The increase was due mainly to increases in personnel, occupancy costs, information technology costs and research and development costs to support the on-going growth of the business.
Income Tax Expense
Income tax expense for the three months ended September 30, 2019 increased $0.3 million from the three months ended September 30, 2018, primarily due to increased profitability for the three months ended September 30, 2019. Our effective tax rate was 18.1% for the three months ended September 30, 2019 compared with 24.0% for the three months ended September 30, 2018. This improvement was mainly due to a one-time tax adjustment related to the Tax Cut and Jobs Act. Income tax expense for the nine months ended September 30, 2019 increased $0.3 million from the nine months ended September 30, 2018.
Net Income
Net income for the three and nine months ended September 30, 2019 increased by $2.3 million to $4.5 million and by $2.6 million to $9.4 million, respectively, from the three and nine months ended September 30, 2018, due mainly to increased revenue, improved gross margins, and improved operating leverage in each period.
Liquidity and Capital Resources
The primary source of liquidity for our business is cash flows provided by operations. We expect to continue to have cash requirements to support working capital needs, capital expenditures, and to pay interest and service debt, if applicable. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash and internally generated funds and borrowing under committed credit facilities. We are focused on continuing to generate positive operating cash to fund our operational and capital investment initiatives. We believe we have sufficient liquidity to operate for at least the next 12 months from the date of filing this report.
Operating activities. Cash flows provided by operations totaled approximately $5.6 million for the nine months ended September 30, 2019, compared to $4.3 million for the nine months ended September 30, 2018. The increase was driven primarily by increases in net income and accounts payable and accrued liabilities partially offset by increases in inventory and accounts receivable. The increase in accounts payable and accrued liabilities was primarily due to timing of billings and payments to our suppliers in the normal course of business. The increase in accounts receivable was due primarily to the timing of collections. The increase in inventory was primarily due to planned increased inventory levels to facilitate inter-company shipping of product via lower cost ocean shipment versus higher cost air shipment.
Investing activities. Cash flows used in investing activities totaled approximately $1.5 million during the nine months ended September 30, 2019 which is comparable to $1.5 million during the nine months ended September 30, 2018.

Financing activities. Cash flows used in financing activities during the nine months ended September 30, 2019 totaled approximately $0.9 million compared to $2.9 million in the same period in 2018. This decrease was due mainly to repayments made on our revolving credit agreement during the 2018 period.
Debt obligations as of September 30, 2019 and December 31, 2018 totaled approximately $1.0 million and $1.8 million, respectively.
Credit Facilities
Our credit facilities consist of a $8.5 million revolving line of credit agreement with The Bank of San Antonio and a revolving credit facility maintained by our Canadian subsidiary. The Bank of San Antonio facility is utilized to fund our working capital needs and is secured by a security interest in substantially all of our current and future assets. The line has a variable interest rate of the Wall Street Journal prime rate plus 0.75% with a floor of 4.25% and matures in May 2020. The interest rate as of September 30, 2019 and December 31, 2018 was 6.25% and 6.00%, respectively. As of September 30, 2019 and December 31, 2018, no balance was outstanding on this line.
The credit agreement contains customary covenants including covenants relating to complying with applicable laws, delivery of financial statements, payment of taxes and maintaining insurance. The credit agreement also requires that  XPEL must maintain debt service coverage (EBITDA divided by the current portion of long-term debt plus interest) of 1.25:1 and debt to tangible net worth of 4.0:1 on a rolling four quarter basis. The credit agreement also contains customary events of default including the failure to make payments of principal and interests, the breach of any covenants, the occurrence of a material adverse change, and certain bankruptcy and insolvency events. As of September 30, 2019, the Company was in compliance with all covenants.
During 2018, XPEL Canada Corp., a wholly-owned subsidiary of XPEL, Inc., entered into a Canadian Dollar (“CAD”) $4.5 million revolving credit facility through HSBC Bank Canada. This facility is utilized to fund our working capital needs in Canada. This facility bears interest at HSBC Canada Bank’s prime rate plus .25% per annum and is guaranteed by the parent company. As of September 30, 2019 and December 31, 2018, no balance was outstanding on this facility.

Contractual Obligations
There has been no material change to the Company’s contractual obligations as described in the Company’s Amendment No. 2 to Form 10 filed with the SEC on May 30, 2019.
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
Off-Balance Sheet Arrangements
As of September 30, 2019 and December 31, 2018, we did not have any relationships with unconsolidated organizations or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements. We do not engage in off-balance sheet financing arrangements. In addition, we do not engaged in trading activities involving non-exchange contracts.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar, the Euro, the Mexican Peso, and the New Taiwanese Dollar. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive income, a component of stockholders’ equity in our condensed consolidated balance sheets. We do not currently hedge our exposure to potential foreign currency translation adjustments.
If we borrow under our revolving lines of credit, we will be subject to market risk resulting from changes in interest rates related to our floating rate bank credit facilities. If we were to make such borrowings, a hypothetical 100 basis point increase in variable interest rates may result in a material impact to our financial statements. We do not currently have any derivative contracts to hedge our exposure to interest rate risk. During each of the periods presented, we have not experienced a significant effect on our business due to changes in interest rates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established and maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2019, the Company did not issue any shares of its common stock or other equity securities of the Company that were not registered under the Securities Act of 1933, as amended.
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

101
The following materials from XPEL’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income, (iv) the unaudited Consolidated Statements of  Equity, (v) the unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements
Filed herewith
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XPEL, Inc. (Registrant)

	By:	/s/ Barry R. Wood
Barry R. Wood
Senior Vice President and Chief Financial Officer
November 8, 2019		(Authorized Officer and Principal Financial and Accounting Officer)