Form 10-K
period 2019-12-31
XPEL, Inc.
filed 2020-03-16
CIK 1767258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as identified in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant, as of June 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $89,396,831 based on the closing price of the shares of common stock on the TSX Venture Exchange.
The registrant had 27,612,597 shares of common stock outstanding as of March 16, 2020.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into which Incorporated
Portions of the registrant’s Proxy Statement relating to the 2020 Annual Meeting of stockholders to be held on May 7, 2020.	Part III

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements made in this Annual Report on Form 10-K (“Annual Report”) include forward-looking statements, which reflect our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of Annual Report and are subject to a number of risks, uncertainties and assumptions described under the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements” and elsewhere in this Annual Report.
Forward-looking statements include, but are not limited to, statements with respect to the nature of our strategy and capabilities, the vertical and regional expansion of our market and business opportunities, and the expansion of our product offering in the future. Statements that include words like “believe,” “expect,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “could,” “potentially” or similar expressions are forward-looking statements and reflect future predictions that may not be correct, even though we believe they are reasonable. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict or are beyond our control. A number of important factors could cause actual outcomes and results to differ materially from those expressed in these forward looking statements. Consequently, readers should not place undue reliance on such forward-looking statements. In addition, these forward-looking statements relate to the date on which they are made.
The forward-looking statements reflect our current expectations and are based on information currently available to us and on assumptions we believe to be reasonable. Forward-looking information is subject to known and unknown risks, uncertainties and other factors that may cause our actual results, activities, performance or achievements to be materially different from that expressed or implied by such forward-looking statements.
Factors to consider when evaluating these forward-looking statements include, but are not limited to:

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

Although we have attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in forward-looking information, there may be other factors that cause actions, events or results to differ from those anticipated, estimated or intended. The forward-looking information contained herein is made as of the date of this Annual Report and, other than as required by law, we do not assume any obligation to update any forward-looking information, whether as a result of new information, future events or results or otherwise.
You should also read the matters described in “Risk Factors” and the other cautionary statements made in this Annual Report as being applicable to all related forward-looking statements wherever they appear in this Annual Report. The forward-looking statements in this Annual Report may not prove to be accurate and therefore you are encouraged not to place undue reliance on forward-looking statements. You should read this Annual Report completely.
EXPLANATORY NOTE
This Annual Report also includes estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.
We own or have rights to trademarks or trade names that we use in connection with the operation of our business, including our corporate names, logos and website names. In addition, we own or have the rights to copyrights, trade secrets and other proprietary rights that protect the content of our products and the formulations for such products. Solely for convenience, some of the trademarks, trade names and copyrights referred to in this report are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, trade names and copyrights.
Other trademarks and trade names in this Annual Report are the property of their respective owners.
Unless the context indicates otherwise, all references in this Annual Report to “XPEL,” the “Company,” “we,” “us,” and “our” refer to XPEL, Inc. and all of its wholly-owned and majority-owned subsidiaries.

Part I

Item 1. Business
Company Overview
Founded in 1997 and incorporated in Nevada in 2003, XPEL has grown from an automotive product design software company to a global provider of after-market automotive products, including automotive surface and paint protection, headlight protection, and automotive window films, as well as a provider of complementary proprietary software. In 2018, we expanded our product offerings to include architectural window film (both commercial and residential) and security film protection for commercial and residential uses, and in 2019 we further expanded our product line to include automotive ceramic coatings with XPEL FUSION PLUS. Today, we have approximately 230 employees and serve over 2,400 direct customers and several thousand indirect customers around the world.
XPEL began as a software company designing vehicle patterns used to produce cut-to-fit protective film for the painted surfaces of automobiles. In 2007, we began selling automotive surface and paint protection film products to complement our software business. In 2011, we introduced our ULTIMATE protective film product line which, at the time, was the industry’s first protective film with self-healing properties. The ULTIMATE technology allows the protective film to better absorb the impacts from rock impingement or other road debris, thereby fully protecting the painted surface of a vehicle. The film is described as “self-healing” due to its ability to return to its original state after debris infringement.
The launch of the ULTIMATE product catapulted XPEL into several years of strong revenue growth. In 2014, we began our international expansion by establishing an office in the United Kingdom. In 2015, we acquired Parasol Canada, a distributor of our products in Canada. In 2017, we established our European headquarters in The Netherlands, and expanded our product offerings to include an automotive protective window film branded as PRIME. We continued our international expansion in 2017 with the acquisition of Protex Canada Corp., or Protex Canada, a leading franchisor of automotive protective film franchises serving Canada, and opened our XPEL Mexico office. In 2018, we launched our first product offering outside of the automotive industry, a window and security film protection for commercial and residential uses. Also in 2018, we launched the next generation of our highly successful ULTIMATE line, ULTIMATE PLUS and acquired Apogee Corporation which allowed us to launch XPEL Asia based in Taiwan. In 2019, we introduced our new ceramic coating product, XPEL FUSION PLUS, and interior applications for our ULTIMATE line of products and opened our XPEL Germany office.
Products and Services
Surface and Paint Protection Film Rolls: Our primary products are paint and surface protection films. Most of the products sold are destined for automotive application which principally protect painted surfaces from rock chips, damage from bug acids and other road debris. Some of the products sold are used for non-automotive applications, such as industrial protection, screen protection or architectural protection. We sell a variety of product lines each with their own unique characteristics, warranty and intended use, including:
XPEL ULTIMATE PLUS: ULTIMATE PLUS is the flagship clear, thermoplastic polyurethane, or TPU, based product which is a self-healing, stain-resistant film with unmatched clarity and durability. ULTIMATE PLUS carries a 10-year warranty in most markets and is by far our top seller.
XPEL STEALTH: STEALTH is a satin-finished paint protection film, made with the same construction as ULTIMATE PLUS. STEALTH is designed to protect surfaces that already have a matte finish or to give otherwise glossy surfaces a matte finish.

TRACWRAP: TRACWRAP is a temporary TPU-based paint protection film, for both do it yourself, or DIY, and professional applications, that is designed to be used for a short period of time, including during road trips, vehicle transport or vehicles pending a full installation of our other products like XPEL ULTIMATE PLUS.
LUX PLUS: LUX PLUS is our flagship clear, TPU-based paint protection film for the Chinese market. Designed and formulated specifically for the demands of China, with excellent self-healing and stain-resistance, it is offered for sale exclusively in that market.
XPEL RX: RX Protection Film provides protection for a variety of surfaces including screens and other electronics and contains silver ions which inhibit the growth of microbes on the film’s surface. This product was launched pursuant to our acquisition of E-Shields LLC in 2018.
XPEL ARMOR: ARMOR is a thick PVC-based protection film that looks and performs like a spray-on bedliner. It is designed to resist abrasions and punctures from the most aggressive terrain.
OTHER FILMS: We sell a variety of other specialty films in smaller quantities for select customers or in certain markets, including: LUX-M, ZEUS, PROTEX, MPD and ASP in the Chinese Market, F8000 Film in Mexico and F9300 Film in Canada and Europe.
Most of our Surface and Paint Protection films are applied wet and can be installed in bulk or pre-cut using our Design Access Program, or DAP, software. While we sell some pre-cut and Do-It-Yourself products made from these rolls directly to consumers, the vast majority of the products are professionally installed.
Surface and Paint Protection film sales represented 74.9% of our consolidated revenue for the year ended December 31, 2019.
Automotive Window Film Rolls: We sell several lines of automotive window films, primarily under the XPEL PRIME brand name, which exhibit a range of performance characteristics and appearances, including:
XPEL PRIME XR PLUS: PRIME XR PLUS offers 98% infrared heat rejection thanks to multi-layer nano-particule technology. This is our most expensive flagship product with our best specifications and characteristics. It is available in a variety of visible light transmission, or VLT, levels.
XPEL RRIME XR: PRIME XR utilizes a nano-ceramic construction, blocking 88% of infrared heat and will not interfere with radio, cellular or Bluetooth signals like a metallized film.
XPEL PRIME CS: PRIME CS blocks solar heat radiation to keep vehicles at comfortable temperatures and blocks 99% of harmful UV rays. Available in both a black and neutral charcoal color, PRIME CS is designed to remain the same over the years and never fades or turns purple.
OTHER FILMS: We also sell a variety of other automotive window films both under the PRIME brand and on a private-label basis, including: PRIME X-SERIES and PRIME AP in China, PRIME HP, PRIME GL, PRIME SD and more. Generally, these products are lower cost and are sold only in certain markets.
Automotive window film sales represented 8.8% of our consolidated revenue for the year ended December 31, 2019.

Architectural Window Film Rolls: In 2018, we began offering an architectural glass solution for commercial and residential buildings under the VISION brand name, representing our first product set with a fully non-automotive use. Architectural window films come in several broad categories, including:
SOLAR: Solar films are designed to provide solar energy rejection. We offer a variety of films with varying colors, VLTs and price points.
SAFETY & SECURITY: Safety and Security films are clear, thick polyethylene terephithalate, or PET, films to secure glass in the event of a breakage. We offer a variety of thicknesses and offer films with varying adhesive characteristics for different types of installations.
OTHER: In addition to the main categories of SOLAR and SAFETY & SECURITY films, we also offer anti-graffiti, exterior applied and decorative films.
Architectural window film sales represented less than 1% of our consolidated revenue for the year ended December 31, 2019.
Design Access Program: A key component of our product offering is our Design Access Program software. DAP is a proprietary software and database consisting of over 80,000 vehicle applications used by the Company and its customers to cut automotive protection film into vehicle panel shapes for both paint protection film and window film products.
We commit significant resources to keep the pattern database updated with a goal toward having a pattern for every panel of every vehicle. When new vehicle models are introduced to the market, we strive to create the pattern as soon as possible. Our patterns and software increase installer efficiency and reduce waste.
Our DAP customers pay a monthly access fee to access our proprietary database. Monthly DAP subscriptions represented 2.5% of our consolidated revenue for the year ended December 31, 2019.
Installation Services: We offer installation services of our various products directly to retail and wholesale customers through our nine company-owned installation facilities in their respective markets. Our installation services are primarily automotive film installation but have grown to include architectural film installation in certain markets. Installation services (including product and labor revenue) represented 6.1% of our consolidated revenue for the year ended December 31, 2019.
Miscellaneous Products, Tools and Pre-Cut: We sell a variety of other miscellaneous product sets which include:
PRE-CUT FILM PRODUCTS: While most of our surface protection films, automotive window films and architectural window films are sold as rolls, we also offer to pre-cut them into vehicle specific shapes (if applicable) or cut them into smaller pieces or shapes to aide in the installation or to increase affordability or efficiency for our customers who cannot justify purchasing an entire roll of a given product.
XPEL FUSION PLUS CERAMIC COATING: XPEL FUSION PLUS is a hydrophobic, self-cleaning coating that can be applied to paint and paint protection film and provides additional protection to a vehicle’s painted surface to enhance its gloss and protect it from minor scratches.
TOOLS AND ACCESSORIES: We sell a variety of tools and accessories which are used in the installation of our products, including squeegees and microfiber towels, application fluids, plotter cutters, knives and more. Generally, these are offered as a service to our customers to provide one-stop shopping.
MERCHANDISE AND APPAREL: We sell a variety of XPEL-branded merchandise and apparel which helps represent and build our brand.

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
We seek to increase global brand awareness in strategically important areas, including seeking high visibility at premium events such as major car shows and high value placement in advertising media consumed by car enthusiasts, to help further expand the Company’s premium brand. For example, beginning in 2020, the Company has entered into a multi-year partnership with Team Penske to serve as the official protective film partner of Team Penske and act as primary sponsor for two or more IndyCar races per year.
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
We also continue to drive expansion of our non-automotive product portfolio. The Company launched its new commercial/residential window film product line in 2018, giving us access to a large new market and representing the first non-automotive product line in XPEL’s history. While there is some overlap with our existing customers, we believe that this new product line will expose the Company to several new addressable markets.
Sales and Distribution
We sell and distribute our products through independent installers, new car dealerships, third-party distributors, Company-owned installation centers, Protex Canada’s franchisees and on-line.
Independent Installers/New Car Dealerships
We primarily operate by selling a complete turn-key solution directly to independent installers and new car dealerships, which includes XPEL protection films, installation training, access to our proprietary DAP software, marketing support and lead generation. For the year ended December 31, 2019, approximately 54% of the Company’s consolidated revenue was through this channel.
While we are principally a product company, we also offer a suite of services to complement our products for our customers, including access to our proprietary DAP software. We believe that this software greatly enhances installation efficiency and reduces film waste – a highly valuable feature to our customers, as their highest cost tends to be labor. We also provide marketing and lead generation for our customers by featuring them in our dealer locator on our website. To be considered an “authorized dealer” (and thereby have end customers referred to them), independent installers must complete our four-day, hands-on training class and meet other requirements. Trainees are certified upon completion. Additionally, XPEL works closely with independent installers and new car dealerships to support local events in their area.
XPEL also offers 24/7 customer service for independent installers and new car dealerships where we provide installation, software and training support via our website and telephone technical support services.
Finally, our customers in the independent installer/new car dealership channel tend to be smaller in nature, and consequently frequently experience “just-in-time” inventory needs. The Company maintains inventory in several locations globally to meet these needs.

Distributors
In various parts of the world, XPEL operates primarily through third party distributors under written agreements with the Company to develop a market or a region under our supervision and direction. These distributors may sell to other distributors or customers who ultimately install the product on an end customer’s vehicle. Due to the nature of this channel, product margins are generally less than other channels. For the year ended December 31, 2019, approximately 34% of the Company’s consolidated revenue was through this channel.
We operate through a sole distributor, Shanghai Xing Ting Trading Co., Ltd., which we refer to as the China Distributor, in China under a distribution agreement. Approximately 23.5% of our consolidated revenue for the year ended December 31, 2019, was derived from sales to the China Distributor.
Through our distribution agreement with the China Distributor entered into on May 31, 2018, the China Distributor has rights to promote, market, distribute, sell and install our products in China. Additionally, we have granted the non-exclusive right to the China Distributor to use our software in connection with customers’ purchases of our products. The China Distributor places orders with us on a prepaid basis at a price set by us, which we may change with 30 days’ notice. Certain of our products have minimum purchase requirements that increase annually.
We have also granted the China Distributor a non-exclusive license to use our brands to promote sales of our products to end-users. The distribution agreement applies to separate product categories, distinguished by their exclusive or non-exclusive relationship with the China Distributor, each for a term of five years, each of which will automatically renew for up to three additional five year periods unless otherwise terminated by either party with 60 days’ notice.
We consider our relations with the China Distributor to be good, but the loss of our relationship could result in the delay of the distribution and a decrease in marketing of our products in China. For more information, see Part I, Item 1A—Risk Factors—We rely on one distributor of our products and services in China. The loss of this relationship, or a material disruption in sales by this distributor, could severely harm our business” and “A significant percentage of our revenue is generated from our business in China, a market that is associated with certain risks.”
Company-Owned Installation Centers
XPEL operates nine company-owned installation centers: six in the United States, two in Canada and one in the United Kingdom. These locations serve wholesale and retail customers in their respective markets. This channel represented approximately 6% of the Company’s consolidated revenue for the year ended December 31, 2019.
Some of our Company-owned installation centers are located in geographic areas where we also serve customers in our independent installer/dealership channel, which could be perceived to generate channel conflict. However, we believe these channels have a synergistic relationship with our Company-owned centers supporting independent installers and dealerships by supplementing inventory needs, assisting with overflow work and providing additional customer service and employee training. We believe this channel strategy benefits our goal of generating the most product revenue possible.
Franchisee Channel
XPEL’s acquisition of Protex Canada in 2017 added its franchisee network to our distribution portfolio. Franchisees are authorized to sell our automotive paint film and window film. A franchisee must pay a franchise fee to be assigned an exclusive area in which to offer sale and installation of protective films. As the franchisor, Protex Canada provides brand, training and other support to franchisees. Franchisees pay a royalty to Protex Canada based on percent of revenues. Franchisees, as part of their franchise agreement, are required to purchase paint protection and window films from XPEL. The revenue from this channel which consists of franchise fee and royalty revenue represented approximately 1% of the Company’s consolidated revenue for the year ended December 31, 2019.
Online and Catalog Sales
XPEL offers certain products such as paint protection kits, car wash products, after-care products and installation tools via its website. Revenues from this channel are negligible but we believe that by offering these products on our website, we increase brand awareness. The revenue from this channel represented approximately 2% of the Company’s consolidated revenue for the year ended December 31, 2019.
Competition
The Company principally competes with other manufacturers and distributors of automotive protective film products. While the Company considers itself a product company competing with other product companies, the Company believes its suite of services which accompany the Company’s product offerings including its software, marketing and lead generation to its customers and customer service provide for substantial differentiation from its competitors. Within the market for surface and paint protection film, our principal competitors include Eastman Chemical Company (under the LLumar and Suntek brands) and several other smaller companies. For more information, see Part I, Item 1A—Risk Factors—The after-market automotive product supply business is highly competitive. Competition presents an ongoing threat to the success of our Company.
Suppliers
The Company’s paint and surface protection, automotive window films and architectural window films are sourced from five suppliers. Approximately 80% of the Company’s inventory purchases in the year ended December 31, 2019 were sourced from one of these suppliers, entrotech, which we refer to as the primary supplier.
Through our Amended and Restated Supply Agreement that we entered into with our primary supplier in March 2017, we have exclusive rights to commercialize, market, distribute and sell its automotive aftermarket products through March 21, 2020, at which time the term automatically renews for successive two year periods thereafter unless terminated at the option of either party with two months’ notice. During such term, we have agreed to use commercially reasonable efforts to purchase a minimum of $5,000,000 of products quarterly from this primary supplier, with a yearly minimum purchasing requirement of $20,000,000. Under the terms of the Supply Agreement, the primary supplier has retained all of the rights to its technology and products relating to protective films subject to the Company’s exclusive right to commercialize, market, distribute and sell products manufactured by the primary supplier to the automotive aftermarket including to new car dealerships. Since no notice of termination has been given by either us or the primary supplier, the Supply Agreement will automatically renew on March 21, 2020 for an additional two-year term.
The primary supplier manufactures our products according to mutually agreed-upon specifications, quality assurance programs and other standards that are mutually established. We consider our relations with the primary supplier to be good, but the loss of our relationship with the primary supplier could result in the delay of the manufacture and delivery of some of our automotive film products. For more information, see Part I, Item 1A—Risk Factors—A material disruption from our primary supplier could cause us to be unable to meet customer demands or increase our costs.
Film Conversion Process
The Company receives its surface and paint protection, automotive window film and architectural window film in a variety of roll forms, including short and master roll format.  For some of the Company’s products, the Company engages in a variety of converting activities in its facilities in San Antonio, Texas and in other locations.  Depending on the product and the format in which it was received, conversion activities may include: inspection, slitting, rewinding or boxing.  Additionally, for some of the Company’s products, including pre-cut film products, the Company performs further conversion which includes cutting film into specific shapes using computer aided cutting equipment.
Government Regulation and Legislation
The manufacturing, packaging, storage, distribution, advertising and labeling of our products and our business operations all must comply with extensive federal, state and foreign laws and regulations and consumer protection laws. Governmental regulations also affect taxes and levies, capital markets, healthcare costs, energy usage, international trade, immigration and other labor issues, all of which may have a direct or indirect negative effect on our business and our customers’ and suppliers’ businesses. We are also required to comply with certain federal, state and local laws and regulations and industry self-regulatory codes concerning privacy and date security. These laws and regulations require us to provide customers with our policies on sharing information with third parties, and advance notice of any changes to these policies. Related laws may govern the manner in which we store or transfer sensitive information, or impose obligations on us in the event of a security breach or inadvertent disclosure of such information. International jurisdictions impose different, and sometimes more stringent, consumer and privacy protections.
Our products are subject to export controls, including the U.S. Department of Commerce’s Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Asset Controls, and similar laws that apply in other jurisdictions in which we distribute or sell our products. Export control and economic sanctions laws include prohibitions on the sale or supply of certain products and services to certain embargoed or sanctioned countries, regions, governments, persons and entities. In addition, various countries regulate the import of certain products, through import permitting and licensing requirements, as well as customs, duties and similar charges, and have enacted laws that could limit our ability to distribute our products. The exportation, reexportation, and importation of our products, including by our partners, must comply with these laws or else we may be adversely affected, through reputational harm, government investigations, penalties, and a denial or curtailment of our ability to export our products. Complying with export control and sanctions laws for a particular sale may be time consuming and may result in the delay or loss of sales opportunities. If we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us. Changes in export, sanctions or import laws, may delay the introduction and sale of our product in international markets, or, in some cases, prevent the export or import of our products to certain countries, regions, governments, persons or entities altogether, which could adversely affect our business, financial condition and operating results.
We are also subject to various domestic and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, as well as other similar anti-bribery and anti-kickback laws and regulations. These laws and regulations generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our exposure for violating these laws would increase to the extent our international presence expands and as we increase sales and operations in foreign jurisdictions.
Proposed or new legislation and regulations could also significantly affect our business. For example, the European General Data Protection Regulation (“GDPR”) took effect in May 2018 and applies to all of our products and services used by people in Europe. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are different from those previously in place in the European Union. In addition, the GDPR requires submission of breach notifications to our designated European privacy regulator and includes significant penalties for non-compliance with the notification obligation as well as other requirements of the regulation. The California Consumer Privacy Act, or AB 375, was also recently passed and creates new data privacy rights for users, effective in 2020. Similarly, there are a number of legislative proposals in the European Union, the United

States, at both the federal and state level, as well as other jurisdictions that could impose new obligations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.
Environmental Matters
We are subject to a variety of federal, state, local and foreign environmental, health and safety laws and regulations governing, among other things, the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the environment; and the health and safety of our employees. We have incurred and expect to continue to incur costs to maintain or achieve compliance with environmental, health and safety laws and regulations. To date, these costs have not been material to the Company.
Intellectual Property
We regard some of the features of our DAP software, our brands and marketing message, and our documentation as proprietary and rely on copyright, patent, and trademark and service mark laws and trade secret protection, such as confidentiality procedures, contractual arrangements, non-disclosure agreements and other measures to protect our proprietary information. Our intellectual property is an important and valuable asset that enables us to gain recognition for our products, services, and DAP software and enhance our competitive position and market value.
We have obtained United States copyright registrations for our DAP software applications and also have two patents in the United States related to our DAP software.
We also have trademarks registrations in the United States and other countries.
XPEL®, XPEL & DESIGN®, XPEL ULTIMATE®, PELTI®, PROTEX® and TRACWRAP® are registered trademarks of the Company.
XPEL™, XPEL FUSION™, XPEL ULTIMATE PLUS™, XPEL STEALTH™, XPEL RX™, XPEL ARMOR™, XPEL PRIME XR™, XPEL PRIME XR PLUS™, XPEL PRIME CS™, PRIME X-SERIES™, PRIME AP™, PRIME GL™, PRIME SD™, PROTEX (STYLIZED)™, ASP™, LUX™, LUX PLUS™, LUX-M™, ZEUS™, F8000 Film™, F9300 Film™ and MPD™ are trademarks of the Company.
Available Information
XPEL was incorporated in Nevada in 2003. Our street address is 618 W. Sunset Road, San Antonio, Texas 78216 and our phone number is (210) 678-3700. The address of our website is www.xpel.com. The inclusion of the Company’s website address in this annual report does not include or incorporate by reference the information on or accessible through the Company’s website, and the information contained on or accessible through the website should not be considered as part of this annual report.
The Company will make its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports (and amendments to those reports) filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 available on the Company’s website as soon as reasonably practicable after the Company electronically files or furnishes such materials with the Securities and Exchange Commission (“SEC”). Interested persons can view such materials without charge under the “Investor Relations” section and then by clicking “Corporate Filings / Financial Results” on the Company’s web site. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information about SEC registrants, including XPEL.

XPEL, Inc. is an “emerging growth company” and a “smaller reporting company” within the meaning of Rule 12b-2 under the Securities Exchange Act.
Item 1A. Risk Factors
This Annual Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face as described below and elsewhere in this Annual Report. See “Cautionary Notice Regarding Forward-Looking Statements.”
Risks Related to Our Business and Industry
The after-market automotive product supply business is highly competitive. Competition presents an ongoing threat to the success of our Company.
We face significant competition from a number of companies, many of whom have greater financial, marketing and technical resources than us, as well as regional and local companies and lower-cost manufacturers of automotive and other products. Such competition may result in pressure on our profit margins and limit our ability to maintain or increase the market share of our products.
Additionally, as we introduce new products and as our existing products evolve, or as other companies introduce new products and services, we may become subject to additional competition. Our principal competitors have significantly greater resources than us. This may allow our competitors to respond more effectively than we can to new or emerging technologies and changes in market requirements. Our competitors may also develop products, features, or services that are similar to ours or that achieve greater market acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. Certain competitors could use strong or dominant positions in one or more markets to gain a competitive advantage against us.
We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including:
•the usefulness, ease of use, performance, and reliability of our products compared to our competitors;

•	the timing and market acceptance of products, including developments and enhancements to our products or our competitors’ products;
•customer service and support efforts;
•marketing and selling efforts;
•our financial condition and results of operations;
•acquisitions or consolidation within our industry, which may result in more formidable competitors;
•our ability to attract, retain, and motivate talented employees;
•our ability to cost-effectively manage and grow our operations;

•	our ability to meet the demands of local markets in high-growth emerging markets, including some in which we have limited experience; and
•our reputation and brand strength relative to that of our competitors.
If we are unable to differentiate or successfully adapt our products, services and solutions from competitors, or if we decide to cut prices or to incur additional costs to remain competitive, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

A material disruption from the primary supplier could cause us to be unable to meet customer demands or increase our costs.
Pursuant to an Amended and Restated Supply Agreement dated as of March 21, 2017, between us and our primary supplier, which we refer to as the Supply Agreement, we have engaged the primary supplier to act as the primary source of our automotive paint protection film products. During the year ended December 31, 2019, approximately 80% of our annual inventory purchases were purchased from the primary supplier.
Any failure by the primary supplier to perform its obligations under the Supply Agreement, including a failure to provide sufficient supply of our products to satisfy customer demand, could have a material adverse effect on our revenue, operating results and operating cash flows.
Additionally, if our relationship with the primary supplier were to terminate or if operations at its manufacturing facility were to be disrupted as a result of significant equipment failures, natural disasters, earthquakes, power outages, fires, explosions, terrorism, adverse weather conditions, labor disputes or other reasons, we may be unable to fill customer orders or otherwise meet customer demand for our products, and such disruption could increase our costs and reduce our sales, any of which could have a material adverse effect our business, financial condition, results of operations and cash flows.
We rely on one distributor of our products and services in China. The loss of this relationship, or a material disruption in sales by this distributor, could severely harm our business.
The Company distributes all of its products in China through one distributor, with sales to such distributor representing 23.5% of our consolidated revenue for the year ended December 31, 2019. The China Distributor places orders with us on a prepaid basis at a price set by us, which we may change with 30 days’ notice. The China Distributor then generates orders, sells and distributes our products to its end customers in China.
Any failure by the China Distributor to perform its obligations, including a failure to procure sufficient orders of our products to satisfy customer demand or a failure to adequately market our products, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Because of our dependence on the China Distributor, any loss of our relationship or any adverse change in the financial health of such distributor that would affect its ability to distribute our products may have a material adverse effect on our business, financial condition, results of operations and cash flows.
A significant percentage of our revenue is generated from our business in China, a market that is associated with certain risks.
Our business in China is operated through a single distributor. During the year ended December 31, 2019, approximately 23.5% of our consolidated revenue was generated in China, more than any other country in which we operate, and we expect such portion will increase with the expansion of our business in China. However, there are risks generally associated with doing business in China, including:
Significant political and economic uncertainties
Historically, the Chinese government has exerted substantial influence over the business activities of private companies. Under its current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice. Furthermore, the Chinese government continues to exercise significant control over the Chinese economy through regulation and state ownership. Changes in China’s laws, regulations or policies, including those affecting taxation, currency, imports, or the nationalization of private enterprises could have a material adverse effect on our business, results of operations and financial condition. Furthermore, government actions in the future could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.
Impact from the “Coronavirus”
China has experienced an outbreak of the coronavirus that is affecting the entire country. If the virus continues to spread, or China is unable to effectively control the outbreak of the coronavirus, our sales could be materially adversely affected. In addition, as the coronavirus has spread to other regions of the world, our sales to non-China regions could also be materially adversely affected.
Trade policy
The current U.S. and China administrations have recently reached a trade agreement after several months of negotiations. If such agreement were violated by either party, we could be forced to increase the sales price of our products, reduce margins, or otherwise suffer from trade restrictions levied by the Chinese government that may have a material adverse effect on our business.
Limited recourse in China
While the Chinese government has enacted a legal regime surrounding corporate governance and trade, its experience in implementing such laws and regulations is limited. It is unclear how successful any attempt to enforce commercial claims or resolve commercial disputes will be. The resolution of any such dispute may be subject to the exercise of considerable discretion by the Chinese government and its agencies and forces unrelated to the legal merits of a particular matter or dispute may influence their determination.
Additionally, any rights we may have to specific performance, or to seek an injunction under China law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.
Uncertain interpretation of law
There are substantial uncertainties regarding the interpretation and application of the laws and regulations in the greater China area, including, but not limited to, the laws and regulations governing our business. China’s laws and regulations are frequently subject to change due to rapid economic and social development and many of them were newly enacted within the last ten years. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.
The Chinese government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business permits and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to our Company by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new Chinese laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found to be in violation of any current or future Chinese laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

General global economic and business conditions affect demand for our products.
We compete in various geographic regions and markets around the world. We expect to experience fluctuations in revenue and results of operations due to economic and business cycles. Important factors for our business and the businesses of our customers include the overall strength of the economy and our customers’ confidence in the economy, unemployment rates, availability of consumer financing and interest rates. Our products and services are discretionary purchases for most consumers. Consumers are generally more willing to make discretionary purchases on products and services such as ours during periods of favorable general economic conditions. While we attempt to minimize our exposure to economic or market fluctuations by offering a balanced mix of end markets and geographic regions, any of the above factors, individually or in the aggregate, or a significant or sustained downturn in a specific end market or geographic region could reduce demand for our products and services, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are highly dependent on the automotive industry. A prolonged or material contraction in automotive sales and production volumes could adversely affect our business, results of operations and financial condition.
Automotive sales and production are cyclical and depend on, among other things, general economic conditions consumer spending, vehicle demand and preferences (which can be affected by a number of factors, including fuel costs, employment levels and the availability of consumer financing). As the volume of automotive production and the mix of vehicles produced fluctuate, the demand for our products may also fluctuate. Prolonged or material contraction in automotive sales and production volumes, or significant changes in the mix of vehicles produced, could cause our customers to reduce purchase of our products and services, which could adversely affect our business, results of operations and financial condition.
If changes to our existing products or introduction of new products or services do not meet our customers’ expectations or fail to generate revenue, we could lose our customers or fail to generate any revenue from such products or services and our business may be harmed.
We may introduce significant changes to our existing products or develop and introduce new and unproven products or services, including using products with which we have little or no prior development or operating experience. The trend of the automotive industry towards autonomous vehicles and car- and ride-sharing services may result in a rapid increase of new and untested products in the aftermarket automotive industry. If new or enhanced products fail to attract or retain customers or to generate sufficient revenue, operating margin, or other value to justify certain investments, our business may be adversely affected. If we are not successful with new approaches to monetization, we may not be able to maintain or grow our revenue as anticipated or recover any associated development costs.
If we were unable to maintain our network of sales and distribution channels, it could adversely affect our net sales, profitability and the implementation of our growth strategy.
Our ability to continue to grow our business depends on our ability to maintain effective sales and distribution channels in each of the markets in which we operate. We make use of a variety of distribution channels, including independent installers, new car dealerships, distributors and franchisees. We believe that this network of distribution channels enables us to efficiently reach consumers at a variety of points of sale. If we are not able to maintain our sales and distribution channels, we could experience a decline in sales, as well as reduced market share, as consumers may decide to purchase competing products that are more easily obtainable. The failure to deliver our products in accordance with our delivery schedules could harm our relationships with independent installers and new car dealerships, distributors and franchisees, which could adversely affect our net sales, profitability and the implementation of our growth strategy.

We depend on our relationships with independent installers and new car dealerships and their ability to sell and service our products. Any disruption in these relationships could harm our sales.
The largest portion of our products are distributed through independent installers and new car dealerships. We do not have direct control over the management or the business of these independent installers and new car dealerships, except indirectly through terms as negotiated with us. Should the terms of doing business with them change, our business may be disrupted, which could have an adverse effect on our business, financial condition and results of operations.
Because some of our independent installer and new car dealership customers also may offer our competitors’ products, our competitors may incent the independent installers and new car dealerships to favor their products. We do not have long-term contracts with a majority of the independent installers and new car dealerships, and the independent installers and new car dealerships are not obligated to purchase specified amounts of our products. In fact, all of the independent installers and new car dealerships buy from us on a purchase order basis. Consequently, with little or no notice, the independent installers and new car dealerships may terminate their relationships with us or materially reduce their purchases of our products. If we were to lose any significant independent installers or new car dealerships, for among other reasons that the independent installers and new car dealerships acquired or were acquired by a competitor such that they became a direct competitor, then we would need to obtain one or more new independent installers or new car dealerships to cover the particular location or product line, which may not be possible on favorable terms or at all.
The Company may incur material losses and costs as a result of product liability and warranty claims.
The Company faces an inherent risk of exposure to product liability claims if the use of its products results, or is alleged to result, in personal injury and/or property damage. If the Company manufactures a defective product, it may experience material product liability losses. Whether or not its products are defective, the Company may incur significant costs to defend product liability claims. It also could incur significant costs in correcting any defects, lose sales and suffer damage to its reputation. Product liability insurance coverage may not be adequate for the liabilities and may not continue to be available on acceptable terms.
The Company is also subject to product warranty claims in the ordinary course of business. If the Company sells poor-quality products or uses defective materials, the Company may incur unforeseen costs in excess of what it has reserved in its financial statements.   These costs could have a material adverse effect on the Company’s business, financial condition, operating cash flows and ability to make required debt payments.
We sell our products under limited warranties. We have established a liability reserve under these warranties based on a review of historical warranty claims. Our liability for warranties as of the year ended December 31, 2019 was $65,591. The warranty reserve may not be sufficient to cover the costs associated with future warranty claims. A significant increase in these costs could adversely affect the Company’s operating results for future periods in which these additional costs materialize. Warranty reserves may need to be adjusted from time to time in the future if actual warranty claim experience differs from estimates. Any of the foregoing matters could have a material adverse effect on the Company’s business, financial condition, operating cash flows and ability to make required debt payments.
Harm to our reputation or the reputation of one or more of our products could have an adverse effect on our business.
We believe that maintaining and developing the reputation of our products is critical to our success and that the importance of brand recognition for our products increases as competitors offer products similar to our products. We devote significant time and incur substantial marketing and promotional expenditures to create and maintain brand loyalty as well as increase brand awareness of our products. Adverse publicity about us or our brands, including product safety or quality or similar concerns, whether real or perceived, could harm our image or that of our brands and result in an adverse effect on our business, as well as require resources to rebuild our reputation.
We may not be able to identify, finance and complete suitable acquisitions and investments, and any completed acquisitions and investments could be unsuccessful or consume significant resources.
Our business strategy is expected to include acquiring businesses and making investments that complement our existing business. We expect to analyze and evaluate the acquisition of strategic businesses or product lines with the potential to strengthen our industry position or enhance our existing set of product and service offerings. We may not be able to identify suitable acquisition candidates, obtain financing or have sufficient cash necessary for acquisitions or successfully complete acquisitions in the future. Acquisitions and investments may involve significant cash expenditures, debt issuance, equity issuance, operating losses and expenses. Acquisitions involve numerous other risks, including:
•diversion of management time and attention from daily operations;
•difficulties integrating acquired businesses, technologies and personnel into our business;

•	difficulties in obtaining and verifying the financial statements and other business information of acquired businesses;
•inability to obtain required regulatory approvals;

•	potential loss of key employees, key contractual relationships or key customers of acquired companies or of ours;
•assumption of the liabilities and exposure to unforeseen liabilities of acquired companies; and

•	dilution of interests of holders of our common stock through the issuance of equity securities or equity-linked securities.
Our revenue and operating results may fluctuate, which may make our results difficult to predict and could cause our results to fall short of expectations.
As a result of the rapidly changing nature of the markets in which we compete, our quarterly and annual revenue and operating results may fluctuate from period to period. These fluctuations may be caused by a number of factors, many of which are beyond our control. For example, changes in industry or third-party specifications may alter our development timelines and consequently our ability to deliver and monetize new or updated products and services. Other factors that may cause fluctuations in our revenue and operation results include but are not limited to:
•any failure to maintain strong customer relationships;
•any failure of significant customers, including distributors, to renew their agreements with us;

•	variations in the demand for our services and products and the use cycles of our services and products by our customers;
•changes in our pricing policies or those of our competitors; and
•general economic, industry and market conditions and those conditions specific to our business.
For these reasons and because the market for our services and products is relatively new and rapidly changing, it is difficult to predict our future financial results.
If we are unable to retain and acquire new customers, our financial performance may be materially and adversely affected.
Our financial performance and operations are dependent on retaining our current customers and acquiring new customers. A number of factors could negatively affect our customer retention or acquisition.

For example, potential customers may request products or services that we currently do not provide and may be unwilling to wait until we can develop or source such additional features.
Other factors that affect our ability to retain or acquire new customers include customers’ increasing use of competing products or services, our failure to develop and introduce new and improved products or new products or services not achieving a high level of market acceptance, changes in customer preference or customer sentiment about the quality or usefulness of our products and services, including customer service, consolidation or vertical integration of our customers, adverse changes in our products mandated by legislation, regulatory authorities, or litigation, including settlements or consent decrees, and technical or other problems preventing us from delivering our products in a rapid and reliable manner.
If we are unable to retain and acquire new customers, our financial performance may be materially and adversely affected.
We are exposed to political, regulatory, economic and other risks that arise from operating a multinational business.
Sales outside of the U.S. for the year ended December 31, 2019 accounted for approximately 53% of our consolidated revenue. Accordingly, our business is subject to the political, regulatory, economic and other risks that are inherent in operating in numerous countries. These risks include:

•	changes in general economic and political conditions in countries where we operate, particularly in emerging markets;
•relatively more severe economic conditions in some international markets than in the U.S.;
•the difficulty of enforcing agreements and collecting receivables through non-U.S. legal systems;
•the difficulty of communicating and monitoring standards and directives across our global facilities;

•	the imposition of trade protection measures and import or export licensing requirements, restrictions, tariffs or exchange controls;
•the possibility of terrorist action affecting us or our operations;
•the threat of nationalization and expropriation;
•difficulty in staffing and managing widespread operations in non-U.S. labor markets;

•	changes in tax treaties, laws or rulings that could have a material adverse impact on our effective tax rate;
•limitations on repatriation of earnings;
•the difficulty of protecting intellectual property in non-U.S. countries; and
•changes in and required compliance with a variety of non-U.S. laws and regulations.
Our success depends in part on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our international operations or on our business as a whole.
Volatility in currency exchange rates could have a material adverse effect on our financial condition, results of operations and cash flows.
Our financial statements reflect translation of items denominated in non-U.S. currencies to U.S. dollars. Therefore, if the U.S. dollar strengthens in relation to the principal non-U.S. currencies from which we derive revenue as compared to a prior period, our U.S. dollar-reported revenue and income will effectively be decreased to the extent of the change in currency valuations and vice-versa. Fluctuations in foreign currency exchange rates, most notably the strengthening of the U.S. dollar against other various foreign currencies in markets where we operate, could continue to have a material adverse effect on our reported revenue in future periods. In addition, currency variations could have a material adverse effect on margins on sales of our products in countries outside of the U.S.
The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could harm our business.
We currently depend on the continued services and performance of our executive officers, Ryan L. Pape, our President and Chief Executive Officer, and Barry R. Wood, our Senior Vice President and Chief Financial Officer, neither of whom has an employment agreement. Loss of key personnel, including members of management as well as key product development, marketing, and sales personnel, could disrupt our operations and have an adverse effect on our business. As we continue to grow, we cannot guarantee that we will continue to attract the personnel we need to maintain our competitive position. As we grow, the incentives to attract, retain, and motivate employees may not be as effective as in the past. If we do not succeed in attracting, hiring, and integrating effective personnel, or retaining and motivating existing personnel, our business could be adversely affected.
If we fail to manage our growth effectively, our business, financial condition and results of operations may suffer.
We have experienced rapid growth over the last five years and we believe we will continue to grow at a rapid pace. This growth has put significant demands on our processes, systems and personnel. We have made and we expect to make further investments in additional personnel, systems and internal control processes to help manage our growth. In addition, we have sought to, and may continue to seek to grow through strategic acquisitions. Our growth strategy may place significant demands on our management and our operational and financial infrastructure. Our ability to manage our growth effectively and to integrate new technologies and acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees. Growth could strain our ability to develop and improve our operational, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel, maintain our quality standards; and maintain our customer satisfaction.
Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows or if we are unable to successfully manage and support our rapid growth and the challenges and difficulties associated with managing a larger, more complex business, this could cause a material adverse effect on our business, financial position and results of operations, and the market value of our shares could decline.
We may seek to incur substantial indebtedness in the future.
Our business strategy may include incurring indebtedness in the future. If this occurs, our degree of leverage could have important consequences for the holders of our Common Stock, including increasing our vulnerability to general economic and industry conditions; requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities; restricting us from making strategic acquisitions or causing us to make non-strategic divestitures; limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged. Any of the above consequences could result in a material adverse effect on our business, financial condition and results of operations.

We cannot be certain that additional financing will be available on reasonable terms when required, or at all.
From time to time, we may need additional financing. Our ability to obtain additional financing, if and when required, will depend on investor demand, our operating performance, the condition of the capital markets, and other factors. To the extent we draw on credit facilities, if any, to fund certain obligations, we may need to raise additional funds and we cannot assure investors that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our Common Stock, and existing stockholders may experience dilution.
The preparation of our financial statements will involve the use of estimates, judgments and assumptions, and our financial statements may be materially affected if such estimates, judgments and assumptions prove to be inaccurate.
Financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) require the use of estimates, judgments and assumptions that affect the reported amounts. Different estimates, judgments and assumptions reasonably could be used that would have a material effect on the consolidated financial statements, and changes in these estimates, judgments and assumptions are likely to occur from period to period in the future. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to, determining the fair value of our assets and the timing and amount of cash flows from our assets. These estimates, judgments and assumptions are inherently uncertain and, if they prove to be wrong, we face the risk that charges to income will be required. Any such charges could significantly harm our business, financial condition, results of operations and the price of our securities. Estimates and assumptions are made on an ongoing basis for the following: revenue recognition, capitalization of software development costs, impairment of long-lived assets, inventory reserves, allowances for doubtful accounts, revenue recognition, fair value for business combinations, and impairment of goodwill.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would likely negatively affect our business and the market price of our Common Stock.
Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing conducted by us, or any testing conducted by our independent registered public accounting firm may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which is likely to negatively affect our business and the market price of our Common Stock.
We will be required to disclose changes made in our internal controls and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We could be an “emerging growth company” for up to five years. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

We are an “emerging growth company,” and we cannot be certain if the reduced SEC reporting requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.
We are an “emerging growth company” as defined in the JOBS Act. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenue is $1.07 billion, (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities and (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We intend to take advantage of exemptions from various reporting requirements that are applicable to most other public companies, whether or not they are classified as “emerging growth companies,” including, an exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
If some investors find our Common Stock less attractive because we intend to rely on certain of these exemptions and benefits under the JOBS Act, there may be a less active, liquid or orderly trading market for our Common Stock and the market price and trading volume of our Common Stock may be more volatile and decline significantly.
Violations of the U.S. Foreign Corrupt Practices Act and similar anti-corruption laws outside the U.S. could have a material adverse effect on us.
The Foreign Corrupt Practices Act, or FCPA, and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity, with more frequent and aggressive investigations and enforcement proceedings by both the U.S. Department of Justice and the SEC, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that are recognized as having governmental and commercial corruption and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure you that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees or third-party intermediaries. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable anti-corruption laws, including the FCPA, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violations of these laws may require self-disclosure to governmental agencies and result in criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.
Our failure to satisfy international trade compliance regulations, and changes in U.S. government sanctions, could have a material adverse effect on us.
Our global operations require importing and exporting goods and technology across international borders on a regular basis. Our policy mandates strict compliance with U.S. and non-U.S. trade laws applicable to our products. Nonetheless, our policies and procedures may not always protect us from actions that would violate U.S. or non-U.S. laws. Any improper actions could subject us to civil or criminal penalties, including material monetary fines, or other adverse actions including denial of import or export privileges, and could damage our reputation and business prospects.

Changes in U.S. administrative policy, including changes to existing trade agreements and any resulting changes in international relations, could adversely affect our financial performance.
As a result of changes to U.S. administrative policy, among other possible changes, there may be (i) changes to existing trade agreements; (ii) greater restrictions on free trade generally; and (iii) significant increases in tariffs on goods imported into the United States. The United States, Mexico and Canada signed the United States-Mexico-Canada Agreement ("USMCA"), the successor agreement to the North American Free Trade Agreement ("NAFTA"). It is expected that the USMCA will become effective by January 1, 2021. On January 15, 2020, the United States signed the "Phase 1" trade agreement with China. It remains unclear what the U.S. administration or foreign governments, including China, will or will not do with respect to tariffs, the USMCA or other international trade agreements and policies. A trade war, other governmental action related to tariffs or international trade agreements, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently manufacture and sell products or any resulting negative sentiments towards the United States could adversely affect our business, financial condition, operating results and cash flows.
Changes in the United Kingdom's economic and other relationships with the European Union could adversely affect us.
On January 31, 2020, the United Kingdom formally withdrew from the European Union. Pursuant to the Withdrawal Agreement Bill, the United Kingdom will remain in the European Union's free market and customs union until December 31, 2020. On January 1, 2021, the United Kingdom will withdraw from the free market and customs union, and trade between the European Union and the United Kingdom will be subject to border controls. During the transition, the parties will negotiate a free trade agreement to manage future trade in goods and services. However, it is possible that an agreement will not be reached within the transition period, and there remains significant uncertainty about the terms of the future trade relationship between the European Union and the United Kingdom.
We have significant operations in both the European Union and the United Kingdom. In the year ended December 31, 2019, our European Union (excluding the United Kingdom) and United Kingdom sales totaled $7,419,524 and $3,784,535, respectively. Expressed as a percentage of total consolidated revenue for the year ended December 31, 2019, these figures represented 5.7% and 2.9%, respectively. Our supply chain and that of our customers are highly integrated across the European Union and the United Kingdom, and we are highly dependent on the free flow of goods in those regions. The ongoing uncertainty and imposition of border controls on trade between the European Union and the United Kingdom could negatively impact our competitive position, supplier and customer relationships and financial performance. The ultimate effects of the United Kingdom's withdrawal from the European Union on us will depend on the specific terms of any agreement the European Union and the United Kingdom reach to provide future access to each other’s respective markets.
Intellectual property challenges may hinder our ability to develop and market our products, and we may incur significant costs in our efforts to successfully avoid, manage, defend and litigate intellectual property matters.
Proprietary technologies, customer relationships, trademarks, trade names and brand names are important to our business. Intellectual property protection, however, may not preclude competitors from developing products similar to ours or from challenging our names or products. Further, as we expand on a multi-national level and in some jurisdictions where the protection of intellectual property rights is less robust, the risk of competitors duplicating our proprietary technologies increases. We may need to spend significant resources monitoring our intellectual property rights, and we may or may not be able to detect infringement by third parties. Assertions by or against us relating to intellectual property rights, and any inability to protect these rights, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may face design limitations or liability associated with the use of products for which patent ownership or other intellectual property rights are claimed.
From time to time we are subject to claims or inquiries regarding alleged unauthorized use of a third party’s intellectual property and cannot be certain that the conduct of our business does not and will not infringe the intellectual property rights of others. An adverse outcome in any intellectual property litigation could subject us to significant liabilities to third parties, require us to license technology or other intellectual property rights from others, require us to comply with injunctions to cease marketing or using certain products or brands, or require us to redesign, re-engineer, or re-brand certain products or packaging, any of which could affect our business, financial condition and operating results. Third-party intellectual property rights may also make it more difficult or expensive for us to meet market demand for particular product or design innovations. If we are required to seek licenses under patents or other intellectual property rights of others, we may not be able to acquire these licenses on acceptable terms, if at all. In addition, the cost of responding to an intellectual property infringement claim, in terms of legal fees and expenses and the diversion of management resources, whether or not the claim is valid, could have a material adverse effect on our business, results of operations and financial condition.
If the model of selling vehicles through dealerships in North America changes dramatically, our revenue could be impacted.
Generally, most vehicles in North America are sold through franchised new car dealerships. These dealerships have a strong profit motive and are historically very good at selling accessories and other products. Going forward, if the dealership model were to change in the form of fewer franchised dealerships, or the possibility of manufacturer owned distribution, the prospects in this channel may diminish. Manufacturer-owned sales of new cars might become harder to penetrate or more streamlined with fewer opportunities to sell accessories. This would make us more reliant on our independent installer, retail-oriented channel, which requires more work to create consumer awareness.
If ride-sharing or alternate forms of vehicle ownership gain in popularity, our revenue could be impacted.
If ride-sharing or alternate forms of vehicle ownership including rental, ride-sharing, or peer-to-peer car sharing gain in popularity, consumers may own fewer vehicles per household, which would reduce our revenue. More vehicles entering a ride-sharing or car-sharing fleet could have an uncertain impact on our revenue as consumers are more or less interested in accessorizing vehicles they own that are in the ride-sharing fleet.
Environmental regulation, changing fuel-economy standards and/or a drive toward electric vehicles could impact our revenue.
Many manufacturers have announced plans to transition from internal-combustion engines into electric vehicle platforms over the coming years. There is no assurance that consumers will respond positively to this fundamental shift in the auto industry, should it occur. If the change results in vehicles that are more utilitarian or otherwise less interesting to a large portion of our customers who are automotive enthusiasts, our revenue could be impacted.
Technology could render the need for some of our products obsolete.
We derive the majority of our revenue from surface and paint protection films, with the majority of products applied on painted surfaces of vehicles. If automotive paint technology were to improve substantially, such that newer paint did not chip, scratch or was generally not as susceptible to damage, our revenue could be impacted.

Similarly, our automotive and architectural window films could be impacted by changes or enhancements from automotive manufacturers or window manufacturers that would reduce the need for our products.
Failure, inadequacy, or breach of our information technology systems, infrastructure, and business information or violations of data protection laws could result in material harm to our business and reputation.
A great deal of confidential information owned by us is stored in our information systems, networks, and facilities or those of third parties. This includes valuable trade secrets and intellectual property, corporate strategic plans, marketing plans, customer information, and personally identifiable information, such as employee information (collectively, “confidential information”). We also rely to a large extent on the efficient and uninterrupted operation of complex information technology systems, infrastructure, and hardware (together “IT systems”), some of which are within our control and some of which are within the control of third parties, to accumulate, process, store, and transmit large amounts of confidential information and other data. We are subject to a variety of continuously evolving and developing laws and regulations around the world related to privacy, data protection, and data security. Maintaining the confidentiality, integrity and availability of our IT systems and confidential information is vital to our business.
IT systems are vulnerable to system inadequacies, operating failures, service interruptions or failures, security breaches, malicious intrusions, or cyber-attacks from a variety of sources. Cyber-attacks are growing in their frequency, sophistication, and intensity, and are becoming increasingly difficult to detect, mitigate, or prevent. Cyber-attacks come in many forms, including the deployment of harmful malware, exploitation of vulnerabilities, denial-of-service attacks, the use of social engineering, and other means to compromise the confidentiality, integrity and availability of our IT systems, confidential information, and other data. Breaches resulting in the compromise, disruption, degradation, manipulation, loss, theft, destruction, or unauthorized disclosure or use of confidential information, or the unauthorized access to, disruption of, or interference with our products and services, can occur in a variety of ways, including but not limited to, negligent or wrongful conduct by employees or others with permitted access to our systems and information, or wrongful conduct by hackers, competitors, certain governments, or other current or former company personnel.
The failure or inadequacy of our IT systems, the compromise, disruption, degradation, manipulation, loss, theft, destruction, or unauthorized disclosure or use of confidential information, or the unauthorized access to, disruption of, or interference with our products and services that rely on IT systems, could impair our ability to secure and maintain intellectual property rights; result in a product manufacturing interruption or failure, or in the interruption or failure of products or services that rely on IT systems; damage our operations, customer relationships, or reputation; and cause us to lose trade secrets or other competitive advantages. Unauthorized disclosure of personally identifiable information could expose us to significant sanctions for violations of data privacy laws and regulations around the world and could damage public trust in our company. For example, the European Union adopted the GDPR in 2018. The GDPR requires companies to meet new requirements regarding the handling of personal data, including its use, protection and transfer and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to meet the GDPR requirements could result in penalties of up to 40% of annual worldwide revenue. The GDPR also confers a private right of action on certain individuals and associations.
To date, system inadequacies, operating failures, unauthorized access, service interruptions or failures, security breaches, malicious intrusions, cyber-attacks, and the compromise, disruption, degradation, manipulation, loss, theft, destruction, or unauthorized disclosure or use of confidential information have not had a material impact on our consolidated results of operations. We continue to implement measures in an effort to protect, detect, respond to, and minimize or prevent these risks and to enhance the resiliency of our IT systems; however, these measures may not be successful. If they are not successful, any of these events could result in material financial, legal, business, or reputational harm to our business.

Risks Relating to Common Stock
If research analysts issue unfavorable commentary or downgrade our Common Stock, the price of our Common Stock and their trading volume could decline.
The trading market for our Common Stock may depend in part on the research and reports that research analysts publish about us and our business. If we do not maintain adequate research coverage, or if one or more analysts who covers us downgrades our Common Stock or publishes inaccurate or unfavorable research about our business, the price of our Common Stock could decline. If one or more of the research analysts ceases to cover us or fails to publish reports on us regularly, demand for our Common Stock could decrease, which could cause the price or trading volume to decline.
We may issue additional equity securities, or engage in other transactions that could dilute our book value or affect the priority of our Common Stock, which may adversely affect the market price of our Common Stock.
Our articles of incorporation allow our Board to issue up to 100,000,000 shares of Common Stock. Our Board may determine from time to time that we need to raise additional capital by issuing Common Stock or other equity securities. Except as otherwise described in this Annual Report, we are not restricted from issuing additional securities, including securities that are convertible into or exchangeable for, or that represent the right to receive, shares of our Common Stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings, or the prices at which such offerings may be affected. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our Common Stock, or both. Holders of our Common Stock are not entitled to pre-emptive rights or other protections against dilution. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, the then-current holders of our Common Stock. Additionally, if we raise additional capital by making offerings of debt or shares of preferred stock, upon our liquidation, holders of our debt securities and shares of preferred stock, and lenders with respect to other borrowings, may receive distributions of our available assets before the holders of our Common Stock.
We may issue shares of preferred stock with greater rights than our Common Stock.
Subject to the rules of The NASDAQ Stock Market, our articles of incorporation authorize our board of directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from holders of our Common Stock. Any preferred stock that is issued may rank ahead of our Common Stock in terms of dividends, priority and liquidation premiums and may have greater voting rights than our Common Stock.
We have not paid any cash dividends in the past and have no plans to issue cash dividends in the future, which could cause our Common Stock to have a lower value than that of similar companies which do pay cash dividends.
We have not paid any cash dividends on our Common Stock to date and do not anticipate any cash dividends being paid to holders of our Common Stock in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board.
While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion. As we have no plans to issue cash dividends in the future, our Common Stock could be less desirable to other investors and as a result, the value of our Common Stock may decline, or fail to reach the valuations of other similarly situated companies that pay cash dividends.

Shares eligible for future sale may depress our stock price.
As of March 16, 2020, we had 27,612,597 shares of Common Stock outstanding of which 11,088,229 shares were held by affiliates. All of the shares of Common Stock held by affiliates are restricted or are control securities under Rule 144 promulgated under the Securities Act of 1933 as amended (the “Securities Act”). Sales of shares of Common Stock under Rule 144 or another exemption under the Securities Act or pursuant to a registration statement could have a material adverse effect on the price of our Common Stock and could impair our ability to raise additional capital through the sale of equity securities. Furthermore, all Common Stock beneficially owned by persons who are not our affiliates and have beneficially owned such shares for at least one year may be sold at any time by these existing stockholders in accordance with Rule 144 of the Securities Act. However, there can be no assurance that any of these existing stockholders will sell any or all of their Common Stock and there may be a lack of supply of, or demand for, our Common Stock on The NASDAQ Stock Market. In the case of a lack of supply of our Common Stock offered in the market, the trading price of our Common Stock may rise to an unsustainable level, particularly in instances where institutional investors may be discouraged from purchasing our Common Stock because they are unable to purchase a block of our Common Stock in the open market due to a potential unwillingness of our existing stockholders to sell the amount of Common Stock at the price offered by such investors and the greater influence individual investors have in setting the trading price. In the case of a lack of market demand for our Common Stock, the trading price of our Common Stock could decline significantly and rapidly after our listing.
Percentage of ownership in our Common Stock may be diluted in the future.
In the future, the percentage ownership in our Common Stock owned by our stockholders may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that we expect to be granting to our directors, officers and employees. Such issuances may have a dilutive effect on our earnings per share, which could materially adversely affect the market price of our Common Stock.
Anti-takeover provisions could make a third party acquisition of us difficult.
Our bylaws eliminate the ability of stockholders to call special meetings or take action by written consent. These provisions in our bylaws could make it more difficult for a third party to acquire us without the approval of our board. In addition, the Nevada corporate statute also contains certain provisions that could make an acquisition by a third party more difficult.
Our directors and officers have substantial control over us.
Our directors and executive officers, together with their affiliates and related persons, beneficially owned, in the aggregate, approximately 40.2% of our outstanding Common Stock as of March 16, 2020. These stockholders have the ability to substantially control our operations and direct our policies including the outcome of matters submitted to our stockholders for approval, such as the election of directors and any acquisition or merger, consolidation or sale of all or substantially all of our assets.
Our bylaws provide that the state and federal courts located in Bexar County, Texas will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our bylaws provide that, with certain limited exceptions, unless we consent in writing to the selection of an alternative forum, the state and federal courts located in Bexar County, Texas will be the sole and exclusive forum for any stockholder (including any beneficial owner) to bring any (i) derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of, or a claim based on, breach of a fiduciary duty owed by any current or former director, officer, employee or stockholder to us or our stockholders, (iii) any action asserting a claim against us or any current or former director, officer, employee or stockholder arising pursuant to any provision of Chapters 78 and 92 of the Nevada Revised Statutes or our articles of incorporation or bylaws or (iv) any action asserting a claim against us or any current or former director, officer, employee or stockholder (including any beneficial owner of stock) governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in our Common Stock is deemed to have notice of and consented to the foregoing provisions. This choice of forum provision may limit a stockholder’s ability to bring claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find this choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations The choice of forum provision does not apply to any actions arising under the Securities Act or the Exchange Act.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal office is located in leased premises in San Antonio, Texas. Our operations are conducted in facilities throughout North America and Europe. These facilities house production, distribution and operations, as well as installation services, sales and marketing. A description of our principal facilities as of December 31, 2019 is set forth in the chart below.

Location	Leased or Owned	Square Footage	Facility Activity
Headquarters:
San Antonio, Texas	Leased	16,651	Training/Admin functions
Other Properties:
Austin, Texas	Leased	8,522	Sales/Installation
Boise, Idaho	Leased	4,986	Sales/Installation
Calgary, Alberta, Canada	Leased	5,680	Warehouse/Sales/Training
Dallas, Texas	Leased	1,625	Sales/Installation
Dallas, Texas	Leased	1,125	Sales/Installation
Guadalajara, Jalisco, Mexico	Leased	6,830	Warehouse/Sales/Training
Houston, Texas	Leased	7,780	Sales/Installation
Las Vegas, Nevada	Leased	6,864	Sales/Installation
Letchworth, United Kingdom	Leased	3,632	Sales/Installation/Training
San Antonio, Texas	Leased	48,770	Warehouse/production
San Antonio, Texas	Leased	4,992	Sales/Installation
Terrebonne, Quebec, Canada	Leased	12,440	Warehouse/Sales/Training
Tilburg, The Netherlands	Leased	21,527	Warehouse/Sales/Training
Yilan City, Yilan County, Taiwan	Leased	4,300	Warehouse/Sales
Renningen, Baden-Württemberg, Germany	Leased	21,689	Sales/Installation
Fullerton, California	Leased	14,121	Warehouse/production
We believe that our facilities are suitable for their purpose and are sufficient to support our current business needs.

Item 3. Legal Proceedings
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
Item 4. Mine Safety Disclosures
Not applicable.
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on The Nasdaq Stock Market LLC under the symbol XPEL.
Holders
As of March 16, 2020, there were 41 shareholders of record.
Dividend Policy
Holders of our Common Stock are entitled to receive such dividends as declared by our Board. No dividends have been paid with respect to our Common Stock and no dividends are anticipated to be paid in the foreseeable future. Any future decisions as to payment of dividends will be at the discretion of our Board, subject to applicable law.
Purchases of Equity Securities
In the year ended December 31, 2019 we did not repurchase any shares of our Common Stock.
Item 6. Selected Financial Data
Not applicable
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
Set forth below is summary financial information for the years ended December 31, 2019 and 2018. This information is not necessarily indicative of results of future operations, and should be read in conjunction with Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes thereto included in Part II, Item 8 of this Annual Report to fully understand factors that may affect the comparability of the information presented below.

	Year Ended December 31, 2019	% of Total Revenue	Year Ended December 31, 2018	% of Total Revenue	$ Change	% Change
Total revenue	$129,932,881	100.0%	$109,920,614	100.0%	$20,012,267	18.2%
Total cost of sales	86,426,622	66.5%	76,484,009	69.6%	9,942,613	13.0%
Gross margin	43,506,259	33.5%	33,436,605	30.4%	10,069,654	30.1%
Total operating expenses	26,418,912	20.3%	21,630,602	19.7%	4,788,310	22.1%
Operating income	17,087,347	13.2%	11,806,003	10.7%	5,281,344	44.7%
Other expenses	136,919	0.1%	324,698	0.3%	(187,779)	(57.8)%
Income tax	2,955,356	2.3%	2,760,073	2.5%	195,283	7.1%
Net income	$13,995,072	10.8%	$8,721,232	7.9%	$5,273,840	60.5%
Full-Year 2019 compared to Full-Year 2018

•	Consolidated revenue grew 18.2% to $129.9 million.

•	Gross margin grew 30.1% to $43.5 million. Gross margin percentage improved 3.1% to 33.5% of revenue.

•	Total operating expenses grew 22.1% to $26.4 million and represented 20.3% of total consolidated revenue.

•	Income tax expense grew 7.1% to $3.0 million. The effective income tax rate was 17.4%.

•	Net income grew 60.5% to $14.0 million and represented 10.8% of total revenue. Earnings per share was $0.51 compared with $0.32 in 2018.
Key Business Metric - Non-GAAP Financial Measures
Our management regularly monitors certain financial measures to track the progress of our business against internal goals and targets. We believe that the most important measure to the Company is Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”).
EBITDA is a non-GAAP financial measure. We believe EBITDA provides helpful information with respect to our operating performance as viewed by management, including a view of our business that is not dependent on (i) the impact of our capitalization structure and (ii) items that are not part of our day-to-day operations. Management uses EBITDA (1) to compare our operating performance on a consistent basis, (2) to calculate incentive compensation for our employees, (3) for planning purposes including the preparation of our internal annual operating budget, (4) to evaluate the performance and effectiveness of our operational strategies, and (5) to assess compliance with various metrics associated with the agreements governing our indebtedness. Accordingly, we believe that EBITDA provides useful information in understanding and evaluating our operating performance in the same manner as management. We define EBITDA as net income plus (a) total depreciation and amortization, (b) interest expense, net, and (c) income tax expense.

The following table is a reconciliation of Net income to EBITDA for the years ended December 31,

	2019	% of Total Revenue	2018	% of Total Revenue
Net Income	$13,995,072	10.8%	$8,721,232	7.9%
Interest	96,646	0.1%	168,389	0.2%
Taxes	2,955,356	2.3%	2,760,073	2.5%
Depreciation	915,918	0.7%	735,983	0.7%
Amortization	781,105	0.5%	642,801	0.6%
EBITDA	$18,744,097	14.4%	$13,028,478	11.9%
Use of Non-GAAP Financial Measures
EBITDA should be considered in addition to, not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. It is not a measurement of our financial performance under GAAP and should not be considered as alternatives to revenue or net income, as applicable, or any other performance measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other businesses. EBITDA has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our operating results as reported under GAAP.
EBITDA does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of ongoing operations; and other companies in our industry may calculate EBITDA differently than we do, limiting their usefulness as comparative measures.

Results of Operations
The following tables summarize revenue results for the years ended December 31, 2019 and 2018:

	Year Ended December 31,		%	% of Total Revenue
	2019	2018	Increase (Decrease)	2019	2018
Product Revenue
Paint protection film	$97,341,865	$85,495,382	13.9%	74.9%	77.8%
Window film	11,384,437	7,309,773	55.7%	8.8%	6.7%
Other	3,478,437	2,721,195	27.8%	2.7%	2.4%
Total	$112,204,739	$95,526,350	17.5%	86.4%	86.9%

Service Revenue
Software	$3,263,391	$2,566,960	27.1%	2.5%	2.3%
Cutbank credits	7,253,610	6,197,250	17.0%	5.6%	5.6%
Installation labor	6,620,527	5,211,633	27.0%	5.1%	4.7%
Training	590,614	418,421	41.2%	0.4%	0.5%
Total	$17,728,142	$14,394,264	23.2%	13.6%	13.1%

Total	$129,932,881	$109,920,614	18.2%	100.0%	100.0%

Because many of our international customers require us to ship their orders to freight forwarders located in the United States, we cannot be certain about the ultimate destination of the product. The following table represents our estimate of sales by geographic regions based on our understanding of ultimate product destination based on customer interactions, customer locations and other factors for years ended December 31, 2019 and 2018:

	Year Ended December 31,		%	% of Total Revenue
	2019	2018	Increase (Decrease)	2019	2018
United States	$60,452,238	$46,077,624	31.2%	46.5%	41.9%
China	30,490,859	32,279,335	(5.5)%	23.5%	29.4%
Canada	17,912,548	15,146,869	18.3%	13.8%	13.8%
Continental Europe	7,419,524	5,734,925	29.4%	5.7%	5.2%
United Kingdom	3,784,535	2,725,925	38.8%	2.9%	2.5%
Asia Pacific	4,370,156	2,754,495	58.7%	3.4%	2.5%
Latin America	2,098,873	1,799,180	16.7%	1.6%	1.6%
Middle East/Africa	3,149,235	2,806,502	12.2%	2.4%	2.6%
Other	254,913	595,759	(57.2)%	0.2%	0.5%
Total	$129,932,881	$109,920,614	18.2%	100.0%	100.0%
Product Revenue. Product revenue increased 17.5% for the year ended December 31, 2019 . Product revenue represented 86.4% of our total revenue for the year ended December 31, 2019. Within this category, revenue from our paint protection film product line increased 13.9% for the year ended December 31, 2019. Paint protection film sales represented 74.9% and 77.8% of our consolidated revenue for the years ended December 31, 2019 and 2018, respectively. Overall, this growth was due mainly to increases in the square footage of film product sold owing to increased demand for our products. This increase in demand was driven by both an increase in the number of customers and an increase in revenue to existing customers. Revenue from our window film product line grew 55.7% in the year ended December 31, 2019. Window film sales represented 8.8% and 6.7% of our consolidated revenue for the years ended December 31, 2019 and 2018, respectively. This growth was attributable to increased demand for our window film products commensurate with increased window film adoption within our distribution channels and an increase in new customers.
Geographically, growth was strong in most of the regions in which we operate except for China. The decline in China in 2019 was primarily due to the need to sell through inventory built up in the region during 2018. This sell through of the 2018 inventory build occurred primarily during the first half of 2019 after which growth in sales to China resumed.
Service revenue. Service revenue consists of revenue from fees for DAP software access, cutbank credit revenue which represents per-cut fees charged for the use of our DAP software, revenue from the labor portion of installation sales in our company-owned installation centers and revenue from training services provided to our customers. Service revenue grew 23.2% over the service revenue for the year ended December 31, 2018. Service revenue represented 13.6% and 13.1% of our total consolidated revenue from the years ended December 31, 2019 and 2018, respectively.
Within the service revenue category, software revenue increased 27.1% from the year ended December 31, 2018. Software revenue represented 2.5% and 2.3% of our total consolidated revenue for the years ended December 31, 2019 and 2018, respectively. This increase was due primarily to increases in customers subscribing to our software. Cutbank credit revenue grew 17.0% from the year ended December 31, 2018. Cutbank sales represented 5.6% and 5.6% of our total consolidated revenue for the years ended December 31, 2019 and 2018, respectively. This increase was due primarily to the aforementioned increases in demand for our products and services. Installation labor revenue increased 27.0% from the year ended December 31, 2018, due mainly to the increase in demand for installation services. Training revenue increased 41.2% from the year ended December 31, 2018. This growth was due to continued strong interest in the Company’s training program coupled with increased training capacity added in 2019.
Total installation revenue (labor and product combined) at our Company-owned installation centers for the year ended December 31, 2019 increased 27.0% over the year ended December 31, 2018. This represented

6.1% and 5.6% of our total consolidated revenue for the years ended December 31, 2019 and 2018, respectively. Adjusted product revenue, which combines the cutbank credit revenue service component with product revenue, increased by 17.4% from the year ended December 31, 2018 due mainly to the same factors described previously.
Cost of Sales
Cost of sales consists of product costs and the costs to provide our services. Product costs consist of material costs, personnel costs related to warehouse personnel, shipping costs, warranty costs and other related costs to provide products to our customers. Cost of service includes the labor costs associated with installation of product in our Company-owned facilities, costs of labor associated with pattern design for our cutting software and the costs incurred to provide training for our customers. Product costs in the year ended December 31, 2019 increased 11.7% over the year ended December 31, 2018 commensurate with the growth in product revenue. Cost of product sales represented 63.3% and 67.0% of total revenue in the years ended December 31, 2019 and 2018, respectively. Cost of service revenue grew 45.6% during the year ended December 31, 2019. The increase was due primarily to increases in labor installation costs commensurate with increased installation revenue and increases in design costs related to continued investments in DAP.
Gross Margin
Gross margin for the year ended December 31, 2019 grew approximately $10.1 million, or 30.1%. For the years ended December 31, 2019 and 2018, gross margin represented 33.5% and 30.4% of revenue, respectively. The following table summarizes gross margin for product and services for the years ended December 31, 2019 and 2018:

	Year Ended December 31,		%	% of Category Revenue
	2019	2018	Increase (Decrease)	2019	2018
Product	$29,896,483	$21,869,961	36.7%	26.6%	22.9%
Service	13,609,776	11,566,644	17.7%	76.8%	80.4%
Total	$43,506,259	$33,436,605	30.1%	33.5%	30.4%
Product gross margin for the year ended December 31, 2019 increased approximately $8.0 million, or 36.7%, over the year ended December 31, 2018 and represented 26.6% and 22.9% of total product revenue for the years ended December 31, 2019 and 2018, respectively. The increases in product gross margin percentages were primarily due to a lower percentage of sales to lower margin distributors (primarily our China Distributor) and improvements in product costs and operating leverage.
Service gross margin increased approximately $2.0 million for the year ended December 31, 2019, and represented 76.8% and 80.4% of total service revenue for the years ended December 31, 2019 and 2018, respectively. The decrease in service gross margin percentage for these periods versus the prior year periods was primarily due to a higher percentage of lower margin installation labor costs relative to other higher margin service revenue components and increases in design costs related to continued investments in DAP.
Operating Expenses
Sales and marketing expenses for the year ended December 31, 2019 increased 11.5% compared to 2018. These expenses represented 5.8% and 6.2% of consolidated revenue for the years ended December 31, 2019 and 2018, respectively. This increase was primarily attributable to increases in sales staff and other marketing related expenses incurred to support the ongoing growth of the business.
General and administrative expenses grew approximately $4.0 million, or 27.0%, during the year ended December 31, 2019. These costs represented 14.5% and 13.5% of total consolidated revenue for the years ended December 31, 2019 and 2018, respectively. The increase was due mainly to increases in personnel, occupancy costs, information technology costs and research and development costs to support the ongoing growth of the business and increases in professional fees due primarily to the ancillary costs associated with the preparation and filing of the Company’s registration statement on Form 10.

Income Tax Expense
Income tax expense for the year ended December 31, 2019 grew 7.1% to $3.0 million. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax cuts and Jobs Act of Tax Reform Act. The Tax Reform Act made broad and complex changes to the U.S. tax code that affected the Company including, but not limited to, a permanent reduction of the U.S. corporate income tax rate from 34% to 21% effective January 1, 2018. The Company’s effective tax rate for the years ended December 31, 2019 and 2018 was 17.4% and 24.0%. The decrease in the effective rate was due primarily to 2018 return to provision adjustments and the impact of certain provisions of the Tax Reform Act.
Net Income
Net income for the year ended December 31, 2019 increased by $5.3 million from the prior year to $14.0 million due primarily to increased revenue and improved margins.
Liquidity and Capital Resources
The primary sources of liquidity for our business are cash and cash equivalents and cash flows provided by operations. As of December 31, 2019, we had cash and cash equivalents of $11.5 million We expect to continue to have cash requirements to support working capital needs, capital expenditures, and to pay interest and service debt, if applicable. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash and internally generated funds and borrowing under committed credit facilities. We are focused on continuing to generate positive operating cash to fund our operational and capital investment initiatives. We believe we have sufficient liquidity to operate for at least the next 12 months from the date of filing this report.
Operating activities. Cash flows provided by operations totaled approximately $11.0 million for the year ended December 31, 2019, compared to $6.8 million for the year ended December 31, 2018. This increase was driven primarily by increased net income partially offset by increases in net working capital investments.
Investing activities. Cash flows used in investing activities totaled approximately $2.3 million during the year ended December 31, 2019 compared $3.1 million during the year ended December 31, 2018. This decrease was due primarily to fewer acquisitions during the year ended December 31, 2019.
Financing activities. Cash flows used in financing activities during the year ended December 31, 2019 totaled approximately $1.1 million compared to $3.1 million for the same period in 2018. The decrease in cash flows used in financing activities were due primarily to lower debt levels.
Debt obligations as of December 31, 2019 and December 31, 2018 totaled approximately $0.8 million and $1.8 million, respectively.
Credit Facilities
Our credit facilities consist of an $8.5 million revolving line of credit agreement with The Bank of San Antonio and a revolving credit facility maintained by our Canadian subsidiary. The Bank of San Antonio facility is utilized to fund our working capital needs and is secured by a security interest in substantially all of our current and future assets. The line has a variable interest rate of the Wall Street Journal prime rate plus 0.75% with a floor of 4.25% and matures in May 2020. The interest rate as of December 31, 2019 and December 31, 2018 was 5.50% and 6.00%, respectively. As of December 31, 2019 and December 31, 2018, no balance was outstanding on this line.
The credit agreement contains customary covenants including covenants relating to complying with applicable laws, delivery of financial statements, payment of taxes and maintaining insurance. The credit agreement also requires that  XPEL must maintain debt service coverage (EBITDA divided by the current portion of long-term debt plus interest) of 1.25:1 and debt to tangible net worth of 4.0:1 on a rolling four quarter basis. The credit agreement also contains customary events of default including the failure to make payments of principal and interests, the breach of any covenants, the occurrence of a material adverse change, and certain bankruptcy and insolvency events. As of December 31, 2019, the Company was in compliance with all covenants.

During 2018, XPEL Canada Corp., a wholly-owned subsidiary of XPEL, Inc., entered into a Canadian Dollar (“CAD”) $4.5 million revolving credit facility through HSBC Bank Canada. This facility is utilized to fund our working capital needs in Canada. This facility bears interest at HSBC Canada Bank’s prime rate plus .25% per annum and is guaranteed by the parent company. As of December 31, 2019 and December 31, 2018, no balance was outstanding on this facility.
Contractual Obligations
The Company has contractual obligations to purchase stated quantities of inventory from its primary supplier through March 2020. The agreement in place requires that the Company use commercially reasonable efforts to purchase $5,000,000 worth of products from this supplier on a quarterly basis and includes an annual purchase requirement of $20,000,000. This Supply Agreement will renew on March 21, 2020 for an additional two-year term.
The Company also has annual contractual obligations for operating leases according to the details discussed more fully in Footnote 15, Leases, to the Company’s audited consolidated financial statements included in Item 8.
Critical Accounting Policies
We have adopted various accounting policies to prepare the consolidated financial statements in accordance with U.S. GAAP. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. We identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements.
Certain of the most critical estimates that require significant judgment are as follows:
Allowance for Doubtful Accounts
When evaluating the adequacy of the allowance for doubtful accounts, we analyze accounts receivable, historical write-offs of bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on outstanding accounts receivable. An amount of judgment is required when assessing the ability to realize accounts receivable, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for uncollectible accounts may be required. This allowance was $0.2 million and $0.1 million as of December 31, 2019 and 2018, respectively. Based on our analysis, we believe the reserve is adequate for any exposure to credit losses.
Inventory Reserves
Inventory reserves are maintained for the estimated value of the inventory that may have a lower value than stated or quantities in excess of future production needs. We have an evaluation process to assess the value of the inventory that is slow moving, excess or obsolete on a quarterly basis. We evaluate our inventory based on current usage and the latest forecasts of product demand and production requirements from our customers. This reserve was $0.1 million and $0.2 million as of December 31, 2019 and 2018, respectively. Based on our evaluation, we believe the reserve to be adequate.
Recoverability of Long-Lived Assets
The Company reviews its long-lived assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable and determines potential impairment by comparing the carrying value of the assets with expected net cash flows expected to be provided by operating activities of the business or related products. If the sum of the expected undiscounted future net cash flows were less than the carrying value, we would determine whether an impairment loss should be recognized. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset. No impairment losses were recorded in any year presented.
Goodwill and Intangible Assets
Goodwill represents the excess purchase price over the fair value of tangible net assets acquired in business combinations after amounts have been allocated to intangible assets. Goodwill is not amortized, but is reviewed for impairment during the last quarter of each year, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, using a discounted cash flow model and comparable market values of each reporting unit. Measuring the fair value of reporting units is a Level 3 measurement under the fair value hierarchy. See Note 12, Fair Value Measurements, for a discussion of levels.
Intangible assets primarily consist of capitalized software, customer relationships, trademarks and non-compete agreements. These assets are amortized on a straight-line basis over the period of time in which their expected benefits will be realized.
Revenue Recognition
Our revenue is comprised primarily of product and services sales where we act as principal to the transaction.  All revenue is recognized when the Company satisfies its performance obligation(s) by transferring the promised product or service to our customer when our customer obtains control of the product or service, with the majority of our revenue being recognized at a point in time. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation. Revenue is recorded net of returns, allowances. Sales, value add, and other taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from revenues) basis. Shipping and handling costs are accounted for as a fulfillment obligation, on a net basis, and are included in cost of sales.
Business Combinations
Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date, irrespective of the extent of any non-controlling interest. The excess of the fair value of the consideration transferred including the recognized amount of any non-controlling interest in the acquiree, over the fair value of the Company’s share of the identifiable net assets acquired is recorded as goodwill. Acquisition-related expenses are recognized separately from the business combination and are recognized as general and administrative expense as incurred.
There have been no other material changes to our critical accounting policies and estimates from those previously disclosed in our consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Measurement of Credit Losses on Financial Instruments”, which requires measurement and recognition of expected credit losses for financial assets held. As a smaller reporting company, ASU 2016-13 is effective for the Company beginning January 1, 2023 and is required to be applied prospectively. We are currently evaluating the impact that ASU 2016-13 will have on our consolidated financial statements.

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
Off-Balance Sheet Arrangements
As of December 31, 2019 and December 31, 2018, we did not have any relationships with unconsolidated organizations or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange contracts.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar, the Euro, the Mexican Peso, and the New Taiwanese Dollar. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive income, a component of stockholders’ equity in our consolidated balance sheets. We do not currently hedge our exposure to potential foreign currency translation adjustments.
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

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the board of directors of XPEL, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of XPEL, Inc. (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter - Change in Accounting Principle
As discussed in Note 15 to the consolidated financial statements, the Company has changed its method of accounting for operating leases as of January 1, 2019 due to the adoption of ASU 2016-02, Leases (Topic 842).
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Baker Tilly Virchow Krause, LLP
We have served as the Company's auditor since 2017.
Minneapolis, Minnesota
March 16, 2020

XPEL, INC.
Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
Assets
Current
Cash and cash equivalents	$11,500,973	$3,971,226
Accounts receivable, net	7,154,084	5,554,313
Inventory, net	15,141,153	10,799,611
Prepaid expenses and other current assets	2,391,340	706,718
Income tax receivable	93,150	—
Total current assets	36,280,700	21,031,868
Property and equipment, net	4,014,653	3,384,206
Right-of-Use lease assets	5,079,110	—
Intangible assets, net	3,820,460	3,804,026
Goodwill	2,406,512	2,322,788
Total assets	$51,601,435	$30,542,888
Liabilities
Current
Current portion of notes payable	$462,226	$853,150
Current portion lease liabilities	1,126,701	—
Accounts payable and accrued liabilities	10,197,353	6,292,093
Income tax payable	—	1,337,599
Total current liabilities	11,786,280	8,482,842
Deferred tax liability, net	604,715	478,864
Non-current portion of lease liabilities	4,009,949	—
Non-current portion of notes payable	307,281	968,237
Total liabilities	16,708,225	9,929,943
Stockholders’ equity
Preferred stock, $0.001 par value; authorized 10,000,000; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,612,597 issued and outstanding	27,613	27,613
Additional paid-in-capital	11,348,163	11,348,163
Accumulated other comprehensive loss	(908,764)	(1,190,055)
Retained earnings	24,594,878	10,617,253
	35,061,890	20,802,974
Non-controlling interest	(168,680)	(190,029)
Total stockholders’ equity	34,893,210	20,612,945
Total liabilities and stockholders’ equity	$51,601,435	$30,542,888
See notes to consolidated financial statements.

XPEL, INC.
Consolidated Statements of Income

	Year Ended December 31,
	2019	2018
Revenue
Product revenue	$112,204,739	$95,526,350
Service revenue	17,728,142	14,394,264
Total revenue	129,932,881	109,920,614

Cost of Sales
Cost of product sales	82,308,256	73,656,389
Cost of service	4,118,366	2,827,620
Total cost of sales	86,426,622	76,484,009
Gross Margin	43,506,259	33,436,605

Operating Expenses
Sales and marketing	7,584,377	6,802,241
General and administrative	18,834,535	14,828,361
Total operating expenses	26,418,912	21,630,602

Operating Income	17,087,347	11,806,003

Interest expense	96,646	168,389
Foreign currency exchange loss	40,273	156,309

Income before income taxes	16,950,428	11,481,305
Income tax expense	2,955,356	2,760,073
Net income	13,995,072	8,721,232
Income attributed to non-controlling interest	17,447	8,698
Net income attributable to stockholders of the Company	$13,977,625	$8,712,534

Earnings per share attributable stockholders of the Company
Basic and diluted	$0.51	$0.32
Weighted Average Number of Common Shares
Basic and diluted	27,612,597	27,612,597
See notes to consolidated financial statements.

XPEL, INC.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2019	2018
Other comprehensive income
Net income	$13,995,072	$8,721,232
Foreign currency translation	285,193	(603,673)
Total comprehensive income	14,280,265	8,117,559
Total comprehensive income attributable to:
Stockholders of the Company	14,258,916	8,119,162
Non-controlling interest	21,349	(1,603)
Total comprehensive income	$14,280,265	$8,117,559
See notes to consolidated financial statements.

XPEL, INC.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Equity attributable to Stockholders of the Company	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2017	27,612,597	$27,613	$11,348,163	$1,904,719	$(596,683)	$12,683,812	$(188,426)	$12,495,386
Net income	—	—	—	8,712,534	—	8,712,534	8,698	8,721,232
Foreign currency translation	—	—	—	—	(593,372)	(593,372)	(10,301)	(603,673)
Balance as of December 31, 2018	27,612,597	27,613	11,348,163	10,617,253	(1,190,055)	20,802,974	(190,029)	20,612,945
Net income	—	—	—	13,977,625	—	13,977,625	17,447	13,995,072
Foreign currency translation	—	—	—	—	281,291	281,291	3,902	285,193
Balance as of December 31, 2019	27,612,597	$27,613	$11,348,163	$24,594,878	$(908,764)	$35,061,890	$(168,680)	$34,893,210
See notes to consolidated financial statements.

                                        40

XPEL, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2019	2018
Cash flows from operating activities
Net income	$13,995,072	$8,721,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	915,918	735,983
Amortization of intangible assets	781,105	642,801
Impairment expense	66,364	—
(Gain) loss on sale of property and equipment	(11,298)	25,733
Bad debt expense	242,091	190,230
Deferred income tax	117,328	(86,218)
Accretion on notes payable	61,316	43,416

Changes in current assets and liabilities:
Accounts receivable	(1,773,371)	(261,256)
Inventory, net	(4,251,134)	11,148
Prepaid expenses and other current assets	(1,653,420)	132,682
Income tax receivable	(93,611)	—
Change in operating lease liabilities	32,576	—
Accounts payable and accrued liabilities	3,877,024	(3,635,246)
Income tax payable	(1,340,441)	276,280
Net cash provided by operating activities	10,965,519	6,796,785
Cash flows used in investing activities
Purchase of property, plant and equipment	(1,569,823)	(2,030,314)
Proceeds from sale of property and equipment	68,457	155,277
Acquisitions, net of cash acquired and notes payable	(127,623)	(831,934)
Development or purchase of intangible assets	(674,581)	(386,985)
Net cash used in investing activities	(2,303,570)	(3,093,956)
Cash flows from financing activities
Net repayments on revolving credit agreement	—	(2,000,000)
Repayment of bank loan payable	—	(440,126)
Repayments of notes payable	(1,143,240)	(658,055)
Net cash used in financing activities	(1,143,240)	(3,098,181)
Net change in cash and cash equivalents	7,518,709	604,648
Foreign exchange impact on cash and cash equivalents	11,038	(132,326)
Increase in cash and cash equivalents during the period	7,529,747	472,322
Cash and cash equivalents at beginning of year	3,971,226	3,498,904
Cash and cash equivalents at end of year	$11,500,973	$3,971,226

Supplemental schedule of non-cash activities
Notes payable issued for acquisitions	$—	$998,668
Forgiveness of debt for acquired entities	$—	$88,216

Supplemental cash flow information
Cash paid for income taxes	$4,079,962	$2,514,727
Cash paid for interest	$17,850	$86,417
See notes to consolidated financial statements.

XPEL Inc.
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

1.    SIGNIFICANT ACCOUNTING POLICIES
Nature of Business - The Company is based in San Antonio, Texas and sells, distributes, and installs protective films and coatings, including automotive surface and paint protection film, headlight protection, automotive and architectural window films and ceramic coatings.
The Company was incorporated in the state of Nevada, U.S.A. in October 2003 and its registered office is 618 W. Sunset Road, San Antonio, Texas, 78216.
Basis of Presentation - The consolidated financial statements are prepared in conformity with GAAP and include the accounts of the Company and its wholly-owned or majority-owned subsidiaries. The ownership interest of non-controlling participants in subsidiaries that are not wholly-owned is included as a separate component of stockholders’ equity. The non-controlling participants’ share of the net income is included as “Income attributable to noncontrolling interest” on the Consolidated Statements of Income and Comprehensive Income. Intercompany accounts and transactions have been eliminated.
The functional currency for the Company is the United States dollar. The assets and liabilities of each of its foreign subsidiaries are translated into U.S dollars using the exchange rate at the end of the balance sheet date. Revenues and expenses are translated at the average exchange rates for the period. Gains and losses from translations are recognized in foreign currency translation included in accumulated other comprehensive income in the accompanying consolidated balance sheets. Foreign currency exchange gains and losses are recorded in other expense, net in the accompanying consolidated statements of income. The ownership percentages and functional currencies of the entities included in these consolidated financial statements are as follows:

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
Use of Estimates - The preparation of these consolidated financial statements in conformity to U.S. GAAP requires management to make judgments and estimates and form assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Estimates and underlying assumptions are reviewed on an ongoing basis. Actual outcomes may differ from these estimates under different assumptions and conditions.
Foreign Currency Translation - The financial statements of subsidiaries located outside of the U.S. are generally measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items

XPEL Inc.
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

are translated at average monthly rates of exchange. The resultant translation adjustments are included in accumulated other comprehensive income, a separate component of stockholders’ equity.
Cash and Cash Equivalents - Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. The balance, at times, may exceed federally insured limits.
Accounts Receivable - Accounts receivable are shown net of an allowance for doubtful accounts of $182,488 and $133,696 as of December 31, 2019 and 2018, respectively. The Company evaluates the adequacy of its allowances by analyzing the aging of receivables, customer financial condition, historical collection experience, the value of any collateral and other economic and industry factors. Actual collections may differ from historical experience, and if economic, business or customer conditions deteriorate significantly, adjustments to these reserves may be required. When the Company becomes aware of factors that indicate a change in a specific customer’s ability to meet its financial obligations, the Company records a specific reserve for credit losses. Accounts receivable from a large customer accounted for 18.8% of the Company’s total accounts receivable balance at December 31, 2019. As of December 31, 2018, there was no significant accounts receivable concentration.
Inventory - Inventory is comprised of film, film-based products and supplies which are valued at lower of cost or net realizable value, with cost determined on a weighted average cost basis. We provide reserves for discontinued and excess inventory based upon historical demand, forecasted usage, estimated customer requirements and product line updates. As of December 31, 2019 and 2018, inventory reserves were $120,826 and $185,056, respectively.
Property, Plant and Equipment - Property and equipment are recorded at cost, except property and equipment acquired in connection with the Company’s business combinations, which are recorded at fair value on the date of acquisition. Expenditures which improve or extend the life of the respective assets are capitalized, whereas expenditures for normal repairs and maintenance are charged to operations as incurred. Depreciation expense is computed using the straight-line method as follows:

Furniture and fixtures	- 5 years
Computer equipment	- 3-4 years
Vehicles	- 5 years
Equipment	- 5-8 years
Leasehold improvements	- shorter of lease term or estimate useful life
Plotters	- 4 years

The following table presents geographic property, plant and equipment, net by region as of December 31:

	2019	2018
United States	$2,410,737	$2,288,792
Canada	519,066	421,588
Europe	679,112	475,345
Other	405,738	198,481
Consolidated	$4,014,653	$3,384,206

Goodwill -  Goodwill represents the excess purchase price over the fair value of tangible net assets acquired in business combinations after amounts have been allocated to intangible assets. Goodwill is not amortized, but is reviewed for impairment during the last quarter of each year, or whenever events occur or

XPEL Inc.
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, using a discounted cash flow model and comparable market values of each reporting unit. Goodwill balances are assessed at the subsidiary level. The Company recognized a goodwill impairment loss in connection with the closing of one installation location during the year ended December 31, 2019. Refer to Note 5, Goodwill for more information related to this impairment.
The following table presents geographic Goodwill by region as of December 31:

	2019	2018
United States	$617,334	$617,334
Canada	1,740,884	1,701,826
Other	48,294	3,628
Consolidated	$2,406,512	$2,322,788

Intangible Assets - Intangible assets consist primarily of software, customer relationships, trademarks and non-compete agreements. These assets are amortized on a straight-line basis over the period of time in which their expected benefits will be realized. Indefinite-lived trade names are not amortized but are tested at least annually for impairment.
The following table presents geographic Intangible assets, net by region as of December 31:

	2019	2018
United States	$2,074,235	$1,891,479
Canada	1,431,247	1,652,347
Europe	81,612	1,773
Other	233,366	258,427
Consolidated	$3,820,460	$3,804,026

The following table presents the anticipated useful lives of intangible assets:

Trademarks	- 10 years
Software	- 5 years
Trade name	- 10-15 years
Contractual and customer relationships	- 9-10 years
Non-compete	- 3-5 years
Other	- 10 years

Impairment of Long-Lived Assets - The Company reviews and evaluates long-lived assets for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted expected future cash flows are not sufficient to recover an asset’s carrying amount, the fair value is compared to the carrying value to determine the impairment loss to be recorded. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, less the cost to sell. Fair values are determined by independent appraisals or expected sales prices based upon market participant data developed by third party professionals or by internal licensed real estate professionals. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of operations. These estimates project cash flows several years into the future and are affected by changes in the economy, real estate market conditions and inflation.

XPEL Inc.
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

The Company recognized an intangible asset impairment loss in connection with the closing of one installation location during the year ended December 31, 2019. Refer to Note 4, Intangible Assets, Net for more information related to this impairment. No impairment was recorded during the year ended December 31, 2018.
Revenue Recognition - Our revenue is comprised primarily of product and services sales where we act as principal to the transaction.  All revenue is recognized when the Company satisfies its performance obligation(s) by transferring control/final benefit from the promised product or service to our customer. Due to the nature of our sales contracts, the majority of our revenue is recognized at a point in time. A performance obligation is a contractual promise to transfer a distinct product or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation. Revenue is recorded net of returns and allowances. Sales, value add, and other taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from revenues) basis. Shipping and handling costs are accounted for as a fulfillment obligation, on a net basis, and are included in cost of sales. See Note 2, Revenue Recognition, for additional accounting policies and transition disclosures.
Research and Development - Research costs are charged to operations when incurred. Software development costs, including costs associated with developing software patterns, are expensed as incurred unless the Company incurred these expenses in the development of a new product or long-lived asset. Research and development costs were $602,446 and $223,886 in the years ended December 31, 2019 and 2018, respectively.
Advertising costs - Advertising costs are charged to operations when incurred. Advertising costs were $908,585 and $572,218 in the years ended December 31, 2019 and 2018, respectively.
Provisions and Warranties - We provide a warranty on our products. Liability under the warranty policy is based on a review of historical warranty claims. Adjustments are made to the accruals as claims data experience warrant. The following table presents a summary of our warranty liabilities as of December 31, 2019 and 2018:

	2019	2018
Warranty balance at beginning of period	$70,250	$95,882
Warranties assumed in period	384,214	370,502
Payments	(388,873)	(396,134)
Warranty balance at end of period	$65,591	$70,250

Income Taxes - Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred and other tax assets and liabilities.
Accumulated Other Comprehensive Income (Loss) (“AOCI”) - The Company reports comprehensive income (loss) that includes net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to expenses, gains and losses that are not included in net earnings. These amounts are also presented in the consolidated statements of comprehensive income. As of December 31, 2019 and 2018, respectively, AOCI relates to foreign currency translation adjustments.
Earnings Per Share - Basic earnings per share amounts are calculated by dividing net income for the year attributable to common stockholders by the weighted average number of common shares outstanding

XPEL Inc.
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

during the year. Diluted earnings per share amounts are calculated by dividing the net income attributable to common stockholders by the weighted average number of shares outstanding during the period plus the weighted average number of shares that would be issued on the conversion of all the dilutive potential ordinary shares into common shares.
Business Combinations - Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date, irrespective of the extent of any non-controlling interest. The excess of the fair value of the consideration transferred including the recognized amount of any non-controlling interest in the acquiree, over the fair value of the Company’s share of the identifiable net assets acquired is recorded as goodwill. Acquisition-related expenses are recognized separately from the business combination and are recognized as general and administrative expense as incurred.
Fair Value - Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are classified using the following hierarchy, which is based upon the transparency of inputs to the valuation as of the measurement date:

Level 1:	Valuation is based on observable inputs such as quoted market prices (unadjusted) for identical assets or liabilities in active markets.
Level 2:
Valuation is based on inputs such as quoted market prices for similar assets or liabilities in active markets or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3:	Valuation is based upon other unobservable inputs that are significant to the fair value measurement.
In making fair value measurements, observable market data must be used when available. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, “Leases” (“the new lease standard” or “ASC 842”), which requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The new lease standard requirements were effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. The Company adopted this standard effective January 1, 2019. In adopting this standard, the Company elected the package of practical expedients afforded thereby. This election allowed the Company, among other things, to carry forward prior lease classifications. Pursuant to the adoption of this standard, Right-Of-Use (“ROU”) assets and operating lease liabilities (current and long-term portions) as of December 31, 2019 were $5,079,110 and $5,136,650, respectively. Refer to Note 15 for additional information related to the adoption of this standard.
Recent Accounting Pronouncements Issued and Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Measurement of Credit Losses on Financial Instruments”, which requires measurement and recognition of expected credit losses for financial assets held. As a smaller reporting company, ASU 2016-13 is effective for the Company beginning January 1, 2023 and is required to be applied prospectively. We are currently evaluating the impact that ASU 2016-13 will have on our consolidated financial statements.

XPEL Inc.
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

2.    REVENUE
Revenue recognition
The Company recognizes revenue when it satisfies a performance obligation by transferring control of the promised goods and services to a customer, in an amount that reflects the consideration that it expects to receive in exchange for those goods or services. This is achieved through applying the following five-step model:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, the Company satisfies a performance obligation.
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
Revenue from product and services sales are recognized when control of the goods is transferred to the customer which occurs at a point in time typically upon shipment to the customer or completion of the service. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.
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
The following table summarizes transactions included within contract liabilities for the years ended December 31, 2019 and 2018, respectively.

XPEL Inc.
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Balance, December 31, 2017	$1,701,356
Revenue recognized related to payments included in the December 31, 2017 balance	(1,701,356)
Balance, Payments received for which performance obligations have not been satisfied	136,213
Effect of Foreign Currency Translation	—
Balance, December 31, 2018	$136,213
Revenue recognized related to payments included in the December 31, 2018 balance	(115,670)
Payments received for which performance obligations have not been satisfied	537,683
Effect of Foreign Currency Translation	1,006
Balance, December 31, 2019	$559,232

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
The table below sets forth the disaggregation of revenue by product category for the years ended December 31,

	2019	2018
Product Revenue
Paint protection film	$97,341,865	$85,495,382
Window film	11,384,437	7,309,773
Other	3,478,437	2,721,195
Total	112,204,739	95,526,350

Service Revenue
Software	$3,263,391	$2,566,960
Cutbank credits	7,253,610	6,197,250
Installation labor	6,620,527	5,211,633
Training	590,614	418,421
Total	17,728,142	14,394,264

Total	$129,932,881	$109,920,614

XPEL Inc.
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Because many of our international customers require us to ship their orders to freight forwarders located in the United States, we cannot be certain about the ultimate destination of the product. The following table represents our estimate of sales by geographic regions based on our understanding of ultimate product destination based on customer interactions, customer locations and other factors:

	Twelve Months Ended December 31,
	2019	2018
United States	$60,452,238	$46,077,624
China	30,490,859	32,279,335
Canada	17,912,548	15,146,869
Continental Europe	7,419,524	5,734,925
United Kingdom	3,784,535	2,725,925
Asia Pacific	4,370,156	2,754,495
Latin America	2,098,873	1,799,180
Middle East/Africa	3,149,235	2,806,502
Other	254,913	595,759
Total	$129,932,881	$109,920,614

Our largest customer (the China Distributor) accounted for 23.5% and 29.2% of our net sales during the year ended December 31, 2019 and 2018, respectively.
3.    PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following:

	December 31, 2019	December 31, 2018
Furniture and fixtures	$1,168,894	$956,467
Computer equipment	1,151,295	939,979
Vehicles	683,213	730,765
Equipment	1,648,656	1,079,503
Leasehold improvements	1,479,594	941,627
Plotters	839,455	544,080
Construction in Progress	306,100	646,576
Total property and equipment	7,277,207	5,838,997
Less: accumulated depreciation	3,262,554	2,454,791
Property and equipment, net	$4,014,653	$3,384,206

Depreciation expense for the years ended December 31, 2019 and 2018 was $915,918 and $735,983, respectively.

XPEL Inc.
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

4.    INTANGIBLE ASSETS, NET
Intangible assets consists of the following:

	December 31, 2019	December 31, 2018
Trademarks	$309,395	$289,734
Software	2,288,062	1,635,731
Trade name	492,408	457,766
Contractual and customer relationships	3,010,480	2,947,264
Non-compete	268,459	261,914
Other	208,012	150,267
Total cost	6,576,816	5,742,676
Less: Accumulated amortization	2,756,356	1,938,650
Intangible assets, net	$3,820,460	$3,804,026

Amortization expense for the years ended December 31, 2019 and 2018 was $781,105 and $642,801, respectively. Based on the carrying value of definite-lived intangible assets as of December 31, 2019, we estimate our future amortization expense will be as follows:

2020	$796,029
2021	703,624
2022	617,107
2023	576,160
2024	461,122
Thereafter	$666,417

During the year ended December 31, 2019, the Company’s wholly-owned subsidiary, Protex Canada, sold a franchise territory to a new franchisee in Quebec. In connection with this arrangement, the Company closed its Quebec City installation location and recorded an impairment against all previously recognized intangible assets for that location. The Company recorded an impairment loss of $30,480 related to the intangible assets other than goodwill associated with this closed location. This impairment loss is reflected in general and administrative expense on the consolidated statement of income.

XPEL Inc.
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

5.    GOODWILL
The following table summarizes changes in the carrying amounts of goodwill for the years ended December 31, 2019 and 2018:

Balance at December 31, 2017	$1,856,642
Additions	576,173
Foreign currency translation	(110,027)
Balance at December 31, 2018	$2,322,788

Balance at December 31, 2018	$2,322,788
Additions	44,584
Impairment	(35,884)
Foreign currency translation	75,024
Balance at December 31, 2019	$2,406,512

During the year ended December 31, 2019, the Company’s wholly-owned subsidiary, Protex Canada, sold a franchise territory to a new franchisee in Quebec. In connection with this arrangement, the Company closed its Quebec City installation location and recorded an impairment against all previously recognized intangible assets for that location. The Company recorded an impairment loss of $35,884 related to the Goodwill associated with this closed location. This impairment loss is reflected in general and administrative expense on the consolidated statement of income. No impairment was recorded during the year ended December 31, 2018.
6.    INVENTORIES
The components of inventory are summarized as follows:

	December 31, 2019	December 31, 2018
Film and film based products	$13,538,610	$9,399,067
Other products	1,226,708	1,264,862
Packaging and supplies	496,661	320,738
Inventory reserve	(120,826)	(185,056)
	$15,141,153	$10,799,611

7.    DEBT
REVOLVING FACILITIES
The Company has an $8,500,000 revolving line of credit agreement with The Bank of San Antonio to support its continuing working capital needs. The Bank of San Antonio has been granted a security interest in substantially all of the Company’s current and future assets. The line of credit has a variable interest rate of the Wall Street Journal prime rate plus 0.75% with a floor of 4.25% and matures on May 5, 2020. The interest rate was 5.50% and 6.25% as of December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, no balance was outstanding on this line.

XPEL Inc.
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

The credit agreement contains customary covenants including covenants relating to complying with applicable laws, delivery of financial statements, payment of taxes and maintaining insurance. The credit agreement also requires that  XPEL must maintain debt service coverage (EBITDA divided by the current portion of long-term debt +interest) of 1.25:1 and debt to tangible net worth of 4.0:1 on a rolling four quarter basis. The credit agreement also contains customary events of default including the failure to make payments of principal and interest, the breach of any covenants, the occurrence of a material adverse change, and certain bankruptcy and insolvency events.
As of December 31, 2019 and 2018, the Company was in compliance with all debt covenants.
XPEL Canada Corp., a wholly owned subsidiary of XPEL, Inc., also has a CAD $4,500,000 revolving line of credit agreement with HSBC Bank Canada to support its continuing working capital needs. The line has a variable interest rate of the HSBC Canada Bank’s prime rate plus 0.25%. The interest rate was 4.20% and 5.75% as of December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, no balance was outstanding on this line of credit. This facility is guaranteed by the Company.
NOTES PAYABLE
As part of its acquisition strategy, the Company uses a combination of cash and unsecured non-interest bearing promissory notes payable to fund its business acquisitions. The Company discounts the promissory note to fair value using market interest rates at the time of the acquisition.
Notes payable are summarized as follows:

	Weighted Average Interest Rate	Matures	December 31, 2019	December 31, 2018
Acquisition notes payable	5.76%	2022	$769,507	$1,821,387

Current portion			462,226	853,150
Total long-term debt			$307,281	$968,237

The approximate future principal payments on the notes payable are as follows:

2020	$463,025
2021	300,873
2022	42,969
2023	—
2024	—
Thereafter	—
$806,867

8.    EMPLOYEE BENEFIT PLAN
The Company sponsors defined contribution plans for substantially all employees. Annual Company contributions under the plans are discretionary. Company contribution expense during the years ended December 31, 2019 and 2018 was $174,744 and $124,431, respectively.

XPEL Inc.
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following table presents significant accounts payable and accrued liability balances as of the periods ending:

	December 31, 2019	December 31, 2018
Trade payables	$7,440,965	$3,905,187
Payroll liabilities	1,367,340	1,194,237
Contract liabilities	559,232	136,213
Other liabilities	829,816	1,056,456
	$10,197,353	$6,292,093

10.    CAPITAL STOCK
Shares issued and outstanding at both December 31, 2019 and 2018 were 27,612,597. Par value of these shares for these same dates was $27,613.
11.    STOCK OPTIONS
The Company has an Incentive Stock Option Plan (the “Plan”). The Plan provides for options to be granted to the benefit of employees, directors and third parties. The maximum number of shares of Common Stock allocated to and made available to be issued under the Plan shall not exceed 10% of the shares of Common Stock issued and outstanding (on a non-diluted basis) at any time. The exercise price of options granted under the Plan will be determined by the directors, but will at least be equal to the closing trading price of the Common Stock on the last trading day prior to the grant and otherwise the fair market price as determined by the Board of Directors. The term of any option granted shall not exceed ten years. Except as otherwise provided elsewhere in the Stock Option Plan, the options shall be cumulatively exercisable in installments over the option period at a rate to be fixed by the Board of Directors. The Company does not provide financial assistance to any optionee in connection with the exercise of options. At December 31, 2019, there were no options outstanding under the Plan.
12.    FAIR VALUE MEASUREMENTS
Financial instruments include cash and cash equivalents (level 1), accounts receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate fair value because of the near-term maturities of these financial instruments. The carrying value of the Company’s notes payable approximates fair value due to the relatively short-term nature and interest rates of the notes. For discussion of the fair value measurements related to goodwill refer to Note 5, Goodwill, of the consolidated financial statements for periods ended December 31, 2019 and December 31, 2018.
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

XPEL Inc.
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

or similar assets and liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data.
Level 3 – Unobservable inputs that are supported by little or no market data and require the reporting entity to develop its own assumptions.
13.    INCOME TAXES
Income before income taxes classified by source of income was as follows:

	2019	2018
Domestic	$15,375,731	$10,008,013
International	1,574,697	1,473,292
Income before income taxes	$16,950,428	$11,481,305

The Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, reduced the U.S. federal corporate tax rate from 35 percent to 21 percent. The amount recorded in 2018 related to the remeasurement of the Company’s deferred tax balance was $0.1 million.
In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or treating any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. For the years ended December 31, 2019 and 2018, the Company has elected to treat any potential GILTI inclusions as a period cost.
The Tax Act also provided for a deduction to incent US corporations to provide goods and services to foreign customers known as foreign derived intangible income (“FDII”). Due to a lack of clarity regarding the calculation of FDII, the treasury department issued proposed regulations in March 2019 that included rules for determining various factors of the FDII calculation. After a public hearing on the proposed regulation in July 2019, the Treasury Department issued new documentation guidance on FDII in September 2019. Subsequent to the issuance of this additional guidance, the Company filed its 2018 corporate income tax return which included a FDII deduction yielding a tax benefit of approximately $.2 million. This 2018 tax benefit was included as a return to provision adjustment in calculation of the Company’s 2019 income tax expense.

XPEL Inc.
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Income Tax Expense
The provision for income taxes differs from the United States federal statutory rate as follows:

	2019	2018
Income before income taxes	$16,950,428	$11,481,305
Statutory rate	21%	21%
	3,559,590	2,411,074

State taxes net of federal benefit	31,446	183,468
Nondeductible/nontaxable items	115,679	—
Foreign tax rate differential	45,994	81,474
Foreign derived intangible income benefit	(287,606)	—
Return to provision estimated revision	(358,986)	—
Other - net	(150,761)	84,057
Income tax expense	$2,955,356	$2,760,073

The foreign tax rate differential reflects the impact of the differences in our various international tax rates and our US statutory rate.
The components of the income tax provision (benefit) are as follows:

	Years ended December 31
	2019	2018
Current Income Tax Expense
Federal	$2,412,157	$2,182,415
Foreign	518,528	431,638
State	3,068	232,238
Total Current Income Tax Expense	2,933,753	2,846,291
Deferred Income Tax Expense/(Benefit)
Federal	99,870	(65,801)
Foreign	(78,267)	(20,417)
Total Deferred Income Tax Expense/(Benefit)	21,603	(86,218)
Total	$2,955,356	$2,760,073

XPEL Inc.
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

	Years ended December 31
	2019	2018
DEFERRED TAX ASSETS:
Allowance for Doubtful Accounts	$31,073	$161
263(A) Adjustment	31,427	17,421
Accrued Expenses	212	9,485
Inventory Reserve	9,725	34,978
Accretion of Acquisition Notes	—	8,156
Unrealized loss	6,282	—
State Tax Credit	27,867	48,770
NOL Carryforward and Other	162,005	249,772
Total deferred tax assets	268,591	368,743

DEFERRED TAX LIABILITIES:
Fixed and Intangible Assets	$860,592	$824,822
Unrealized Gain	12,713	14,146
Accretion	—	8,639
Total deferred tax liabilities	873,305	847,607
Total net deferred tax liabilities	$(604,714)	$(478,864)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable income. The Company considers projected future taxable income and ongoing tax planning strategies, then records a valuation allowance, if deemed necessary, to reduce the carrying value of the net deferred taxes to an amount that is more likely than not able to be realized. Based upon the Company’s assessment of all available evidence, including the previous two years of taxable income and loss after permanent items, estimates of future profitability, and the Company’s overall prospects of future business, the Company determined that it is more likely than not that the Company will realize all of its deferred tax assets in the future. The Company will continue to assess the potential realization of deferred tax assets on an annual basis, or an interim basis if circumstances warrant. If the Company’s actual results and updated projections vary significantly from the projections used as basis for this determination, the Company may need to change the valuation allowance against the gross deferred tax assets.
The Company, through XPEL Ltd., has net operating losses of approximately $841,003 available to apply against future taxable income. These losses have no expiration date.
Uncertain Tax Positions
The Company recognizes the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely upon its technical merits at the reporting date. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. The unrecognized tax benefit is the difference between the tax benefit recognized and the tax benefit claimed on the Company’s income tax return. The Company has reviewed its prior year returns and believes that all material tax positions in the current and prior years have been analyzed and properly accounted for and that the risk that additional material uncertain tax positions have not been identified is remote.

XPEL Inc.
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Goodwill and other intangibles acquired in taxable asset purchases are amortized for tax purposes over allowable periods as prescribed by applicable regulatory jurisdictions.
The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is still subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years 2012 and after. There are no ongoing or pending IRS, state or foreign examinations.
14.    COMMITMENTS AND CONTINGENCIES
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
15.    LEASES
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
Balance sheet information related to operating leases is as follows:

XPEL Inc.
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

December 31, 2019
Operating lease right-of-use assets	$5,079,110

Current portion of operating lease liabilities	1,126,701
Noncurrent portion of operating lease liabilities	4,009,949
Total operating lease liabilities	$5,136,650

We had operating lease expense of $1,210,969 for the year ended December 31, 2019. Variable lease payments and short-term lease expenses for the same period were $492,771 and $157,253, respectively, and we made cash payments of $1,235,264, on leases subject to the accounting treatment described above in Note 1.
Weighted-average information associated with the measurement of our remaining operating lease obligations is as follows:

December 31, 2019
Weighted-average remaining lease term (in years)	5.6
Weighted-average discount rate	5.84%

The following table summarizes the maturity of our operating lease liabilities as of December 31, 2019:

2020	$1,060,213
2021	1,084,622
2022	1,011,538
2023	908,901
2024	580,481
Thereafter	1,077,086
Total operating lease payments	5,722,841
Less: interest	(586,191)
Total operating lease liabilities	$5,136,650

For the year ended December 31, 2018, rent expense related to operating leases was approximately $1,209,208. Future minimum lease payments, under non-cancelable operating leases as of December 31, 2018 were as follows:

2019	$869,492
2020	736,169
2021	667,551
2022	601,593
2023	528,427
Thereafter	1,372,388
$4,775,620

16.    BUSINESS COMBINATIONS

XPEL Inc.
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Business combinations completed before year-end - The Company completed the following acquisitions during the years ended December 31, 2019 and 2018:

Acquisition Date	Name/Location/Description	Purchase Price	Acquisition Type	Acquisition Purpose
April 1, 2018	9352-4692, Quebec, Inc., Quebec City, Quebec, Canada - Paint protection and window film installation shop	$87,248	Share Purchase	Local market expansion
June 1, 2018	eShields, LLC, La Verne, CA, USA - Antimicrobial film distributor	$496,982	Asset Purchase	Product line expansion
August 1, 2018	9341-9182 Quebec, Inc., Pointe Claire, Quebec, Canada - Paint protection and window film installation shop	$363,239	Share Purchase	Local market expansion
August 1, 2018	9846905 Canada, Inc., Calgary, Alberta, Canada - Paint protection and window film installation shop	$332,798	Share Purchase	Local market expansion
November 1, 2018	Apogee, Corp., Yilan City, Yilan County, Taiwan - Paint protection and window film distributor	$638,552	Share Purchase	Local market expansion
December 20, 2019	Paintshield, Ltd., Salisbury, Wiltshire, United Kingdom - Paint protection and window film installation shop	$127,623	Asset Purchase	Local market expansion

The total purchase price for acquisitions completed during the years ended December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
	Paintshield, Ltd.	2018 Acquisitions
Purchase Price
Cash	$127,623	$831,934
Promissory note	—	998,668
Forgiveness of debt	—	88,216
	$127,623	$1,918,818

Allocation
Cash	$—	$41,407
Accounts receivable	—	155,434
Inventory	—	494,663
Prepaid expenses and other assets	—	78,631
Property and equipment	5,038	167,622
Trade name	25,918	—
Acquired patterns	52,083	—
Customer relationships	—	609,751
Goodwill	44,584	576,173
Accounts payable	—	(126,715)
Other accrued liabilities	—	(78,148)
	$127,623	$1,918,818

Intangible assets acquired in the Paintshield acquisition have a weighted average useful life of 2 years. Intangible assets acquired in 2018 have a weighted average useful life of 9 years.
Goodwill for these acquisitions relates to the expansion into new geographical areas as well as the addition of a new distribution channel. The goodwill also represents the acquired employee knowledge of the various

XPEL Inc.
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

markets, distribution knowledge by the employees of the acquired businesses, as well as the expected synergies resulting from the acquisitions.

Acquisition costs incurred related to these acquisitions were immaterial and were included in selling, general and administrative expenses.
The acquired companies were consolidated into our financial statements on their respective acquisition dates. Due to the timing of the transaction, the aggregate revenue and operating income (loss) of the Paintshield acquisition were immaterial to our 2019 consolidated financial statements. The aggregate revenue and operating income (loss) of our 2018 acquisitions consolidated into our 2018 consolidated financial statements from the respective dates of acquisition were $613,701 and $43,030, respectively. The following unaudited financial information presents our results, including the estimated expenses relating to the amortization of intangibles purchased, as if the acquisitions during the years ended December 31, 2019 and 2018 had occurred on January 1, 2018, respectively:

	Twelve Months Ended
	December 31,
	2019 (Unaudited)	2018 (Unaudited)
Revenue	$130,507,185	$111,048,518
Net income	$13,981,033	$8,480,919

The pro forma unaudited results do not purport to be indicative of the results which would have been obtained had the acquisition been completed as of the beginning of the earliest period presented or of results that may be obtained in the future. In addition, they do not include any benefits that may result from the acquisition due to synergies that may be derived from the elimination of any duplicative costs.
17.    SUBSEQUENT EVENTS.
Business combinations completed after year-end - On February 1, 2020 the Company purchased the shares of Protex Centre, a previously independent paint protection installation shop based in Montreal, Quebec, Canada. In this acquisition, the Company acquired 100% of the shares of Protex Centre. This acquisition was completed in order to expand the Company’s direct penetration in the greater Quebec market. The Company funded this purchase with cash of CAD 2,000,000 and unsecured promissory notes issued to the sellers with a combined total face value of CAD 1,250,000.
The allocation of the purchase price has not yet been finalized as there was insufficient time between the closing of the purchase and the release of this Annual Report.
Buy-out of minority interest - On February 1, 2020, the Company purchased the remaining 15% minority interest of XPEL Ltd., the subsidiary of the Company operating in the United Kingdom. The purchase price of this minority interest was GBP 600,000.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
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
Item 9B. Other Information
Not applicable.
Part III
Item 10. Directors, Executive and Corporate Governance
The information required by this Item is set forth under the headings “Corporate Governance,” “Directors,” “Executive Officers” and “Other Information—Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2020 Proxy Statement to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item is set forth under the heading “Executive Compensation,” under the subheadings “Board Oversight of Risk Management” and “Compensation Committee Interlocks and Insider Participation” under the heading “Corporate Governance” and under the subheadings “Compensation of Directors” and “Director Compensation—2019” under the heading “Directors” in the Company’s 2020 Proxy Statement to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is set forth under the headings “Other Information—Security Ownership of Certain Beneficial Owners and Management” and “Other Information—Equity Compensation Plan Information” in the Company’s 2020 Proxy Statement to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is set forth under the subheadings “Board Committees”, “Review, Approval, or Ratification of Transactions with Related Persons” and “Transactions with Related Persons” under the heading “Corporate Governance” in the Company’s 2020 Proxy Statement to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services

The information required by this Item is set forth under the subheadings “Fees Paid to Auditors” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm” under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2020 Proxy Statement to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements
See Index to Financial Statements at Item 8 herein.

2.	Financial Statement Schedules
Schedules not listed above have been omitted because they are not required, not applicable, or the required information is otherwise included.

3.	Exhibits
The exhibits listed below are filed or furnished as part of this Annual Report or are incorporated herein by reference, in each case as indicated below.

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of the Company, filed with the Nevada Secretary of State on October 14, 2003.	10-12B	3.1	04/03/2019
3.2	Certificate of Amendment to the Articles of Incorporation of the Company, filed with the Nevada Secretary of State on December 29, 2003.	10-12B	3.2	04/03/2019
3.3	Certificate of Amendment to the Articles of Incorporation of the Company, filed with the Nevada Secretary of State on June 3, 2018.	10-12B	3.3	04/03/2019
3.4	Amended and Restated Bylaws of the Company, effective as of November 18, 2019.	8-K	3.1	11/18/2019
4.1*	Description of Securities of the Registrant.
10.1	Business Loan Agreement, dated as of August 5, 2017, between XPEL Technologies Corp., as borrower, and The Bank of San Antonio, as lender.	10-12B/A	10.1	05/30/2019
10.2	Change in Terms Agreement, dated as of May 5, 2018, modifying that certain Business Loan Agreement dated as of August 5, 2017, between XPEL Technologies, Corp., as borrower, and The Bank of San Antonio, as lender.	10-12B/A	10.2	05/30/2019

10.3	Credit Facility Letter, dated September 11, 2018, by and among XPEL Canada Corp., as borrower, XPEL, Inc., as guarantor, and HSBC Bank Canada, as lender.	10-12B/A	10.3	05/30/2019
10.4	Amended and Restated Supply Agreement by and between XPEL Technologies Corp., and entrotech, inc.	10-12B/A	10.4	04/24/2019
10.5	Distribution Agreement dated May 31, 2018 by and between the Company and Shanghai Xing Ting Trading Co., Ltd.	10-12B/A	10.5	05/30/2019
10.6+	Stock Option Plan of the Company.	10-12B	10.6	04/03/2019
14.1	Code of Business Conduct and Ethics.	10-12B/A	14.1	04/24/2019
21.1*	Subsidiaries of the Company.
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certifications of Chief Executive Officer.
32.2**	Section 1350 Certifications of Chief Financial Officer.
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.
* Filed herewith
** Furnished herewith
+Management Compensatory Plan or Agreement

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XPEL, Inc. (Registrant)

		By:	/s/ Barry R. Wood
Barry R. Wood
Senior Vice President and Chief Financial Officer
Date:	March 16, 2020		(Authorized Officer and Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name and Signature	Title	Date
/s/ Ryan L. Pape	Chairman of the Board, President and Director (Principal Executive Officer)	March 16, 2020
Ryan L. Pape
/s/ Barry R. Wood	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2020
Barry R. Wood
/s/ John A. Constantine	Director	March 16, 2020
John A. Constantine
/s/ Richard K. Crumly	Director	March 16, 2020
Richard K. Crumly
/s/ Michael A. Klonne	Director	March 16, 2020
Michael A. Klonne
/s/ Mark E. Adams	Director	March 16, 2020
Mark E. Adams