Form 10-Q
period 2020-03-31
XPEL, Inc.
filed 2020-05-14
CIK 1767258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The registrant had 27,612,597 shares of common stock outstanding as of May 14, 2020.

Part I. Financial Information

Item 1. Financial Statements

XPEL, INC.
Condensed Consolidated Balance Sheets

	(Unaudited)	(Audited)
	March 31, 2020	December 31, 2019
Assets
Current
Cash and cash equivalents	$14,787,745	$11,500,973
Accounts receivable, net	7,307,475	7,154,084
Inventory, net	18,791,816	15,141,153
Prepaid expenses and other current assets	2,369,901	2,391,340
Income tax receivable	—	93,150
Total current assets	43,256,937	36,280,700
Property and equipment, net	4,544,185	4,014,653
Right-of-Use lease assets	5,507,396	5,079,110
Intangible assets, net	4,638,902	3,820,460
Other assets	346,666	—
Goodwill	3,396,712	2,406,512
Total assets	$61,690,798	$51,601,435
Liabilities
Current
Current portion of notes payable	$699,568	$462,226
Current portion lease liabilities	1,332,472	1,126,701
Accounts payable and accrued liabilities	12,431,320	10,197,353
Income tax payable	321,263	—
Total current liabilities	14,784,623	11,786,280
Revolving line of credit	6,000,000	—
Deferred tax liability, net	846,768	604,715
Non-current portion of lease liabilities	4,224,690	4,009,949
Non-current portion of notes payable	852,687	307,281
Total liabilities	26,708,768	16,708,225
Stockholders’ equity
Preferred stock, $0.001 par value; authorized 10,000,000; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,612,597 issued and outstanding	27,613	27,613
Additional paid-in-capital	10,412,471	11,348,163
Accumulated other comprehensive loss	(1,664,286)	(908,764)
Retained earnings	26,206,232	24,594,878
	34,982,030	35,061,890
Non-controlling interest	—	(168,680)
Total stockholders’ equity	34,982,030	34,893,210
Total liabilities and stockholders’ equity	$61,690,798	$51,601,435
See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue
Product revenue	$23,749,917	$21,054,723
Service revenue	4,638,546	3,670,723
Total revenue	28,388,463	24,725,446

Cost of Sales
Cost of product sales	16,761,413	15,688,033
Cost of service	1,330,162	887,333
Total cost of sales	18,091,575	16,575,366
Gross Margin	10,296,888	8,150,080

Operating Expenses
Sales and marketing	2,743,249	1,599,106
General and administrative	5,069,771	4,077,951
Total operating expenses	7,813,020	5,677,057

Operating Income	2,483,868	2,473,023

Interest expense	30,558	28,706
Foreign currency exchange loss	415,577	18,426

Income before income taxes	2,037,733	2,425,891
Income tax expense	426,379	565,888
Net income	1,611,354	1,860,003
Income attributed to non-controlling interest	—	1,416
Net income attributable to stockholders of the Company	$1,611,354	$1,858,587

Earnings per share attributable stockholders of the Company
Basic and diluted	$0.06	$0.07
Weighted Average Number of Common Shares
Basic and diluted	27,612,597	27,612,597

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2020	2019
Other comprehensive income
Net income	$1,611,354	$1,860,003
Foreign currency translation	(760,055)	79,258
Total comprehensive income	851,299	1,939,261
Total comprehensive income attributable to:
Stockholders of the Company	855,832	1,933,037
Non-controlling interest	(4,533)	6,224
Total comprehensive income	$851,299	$1,939,261

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

Stockholders' Equity - Three Months Ended March 31
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Equity Attributable to Stockholders of the Company	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2018	27,612,597	$27,613	$11,348,163	$10,617,253	$(1,190,055)	$20,802,974	$(190,029)	$20,612,945
Net income	—	—	—	1,858,587	—	1,858,587	1,416	1,860,003
Foreign currency translation	—	—	—	—	74,450	74,450	4,808	79,258
Balance as of March 31, 2019	27,612,597	27,613	11,348,163	12,475,840	(1,115,605)	22,736,011	(183,805)	22,552,206

Balance as of December 31, 2019	27,612,597	27,613	11,348,163	24,594,878	(908,764)	35,061,890	(168,680)	34,893,210
Net income	—	—	—	1,611,354	—	1,611,354	—	1,611,354
Foreign currency translation	—	—	—	—	(755,522)	(755,522)	(4,533)	(760,055)
Purchase of minority interest	—	—	(935,692)	—	—	(935,692)	173,213	(762,479)
Balance as of March 31, 2020	27,612,597	$27,613	$10,412,471	$26,206,232	$(1,664,286)	$34,982,030	$—	$34,982,030
See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income	$1,611,354	$1,860,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	270,317	200,818
Amortization of intangible assets	233,896	184,548
Impairments	—	66,364
Loss on sale of property and equipment	3,121	12,422
Bad debt expense	22,832	58,738
Deferred income tax	(31,764)	(41,439)
Accretion on notes payable	11,017	19,978

Changes in current assets and liabilities:
Accounts receivable	(157,943)	(414,560)
Inventory, net	(3,932,654)	(2,780,162)
Prepaid expenses and other current assets	(18,366)	(269,154)
Income tax receivable	94,729	—
Other assets	(326,798)	(37,715)
Accounts payable and accrued liabilities	2,201,806	2,241,833
Income tax payable	290,610	(86,825)
Net cash provided by operating activities	272,157	1,014,849
Cash flows used in investing activities
Purchase of property, plant and equipment	(776,057)	(400,814)
Proceeds from sale of property and equipment	24,659	14,629
Acquisition of a business, net of cash acquired	(1,247,843)	—
Development of intangible assets	(109,414)	(55,425)
Net cash used in investing activities	(2,108,655)	(441,610)
Cash flows from financing activities
Borrowings on revolving credit agreement	6,000,000	—
Repayments of notes payable	(143,293)	(188,406)
Purchase of minority interest	(784,653)	—
Net cash provided by (used in) financing activities	5,072,054	(188,406)
Net change in cash and cash equivalents	3,235,556	384,833
Foreign exchange impact on cash and cash equivalents	51,216	20,266
Increase in cash and cash equivalents during the period	3,286,772	405,099
Cash and cash equivalents at beginning of period	11,500,973	3,971,226
Cash and cash equivalents at end of period	$14,787,745	$4,376,325

Supplemental schedule of non-cash activities
Notes payable issued for acquisitions	$893,317	$—

Supplemental cash flow information
Cash paid for income taxes	$77,026	$759,803
Cash paid for interest	$2,290	$7,644
See notes to condensed consolidated financial statements.

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2020 and 2019
(Unaudited)
1. INTERIM FINANCIAL INFORMATION
The accompanying (a) condensed consolidated balance sheet as of December 31, 2019, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2020 and 2019 have been prepared by XPEL, Inc. (“XPEL” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns and seasonal, operating and other factors.
 These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s annual report on Form 10-K as filed with the SEC on March 16, 2020.  These condensed consolidated financial statements also should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations section appearing in this Report.
Certain immaterial amounts in the prior year consolidated financial statements have been reclassified in order to conform to the presentation adopted in the current year. None of these changes in presentation affect previously reported results of operations.
On February 1, 2020, the Company acquired the remaining 15% minority interest in XPEL, Ltd., the subsidiary of the Company operating in the United Kingdom, for a purchase price of £600,000. This purchase is reflected in the Condensed Consolidated Statement of Changes in Stockholders' Equity.

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
Basis of Presentation - The condensed consolidated financial statements are prepared in conformity with United States Generally Accepted Accounting Principles ("U.S. GAAP") and include the accounts of the Company and its wholly owned or majority owned subsidiaries. In applicable years, the ownership interest of non-controlling participants in subsidiaries that are not wholly-owned is included as a separate component of stockholders’ equity. The non-controlling participants’ share of the net income is included as “Income attributable to noncontrolling interest” on the Condensed Consolidated Statements of Income and Comprehensive Income. Intercompany accounts and transactions have been eliminated.
The functional currency for the Company is the United States dollar. The assets and liabilities of each of its foreign subsidiaries are translated into U.S dollars using the exchange rate at the end of the balance sheet date. Revenues and expenses are translated at the average exchange rates for the period. Gains and losses from translations are recognized in foreign currency translation included in accumulated other comprehensive income in the accompanying consolidated balance sheets. Foreign

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2020 and 2019
(Unaudited)
currency exchange gains and losses are presented as foreign currency exchange loss in the accompanying condensed consolidated statements of income. The ownership percentages and functional currencies of the entities included in these condensed consolidated financial statements are as follows:

Subsidiaries	Functional Currency	% Owned by XPEL, Inc.
XPEL, Ltd.	UK Pound Sterling	100%	*
Armourfend CAD, LLC	US Dollar	100%
XPEL Canada Corp.	Canadian Dollar	100%
XPEL B.V.	Euro	100%
XPEL Germany GmbH	Euro	100%
XPEL de Mexico S. de R.L. de C.V.	Peso	100%
XPEL Acquisition Corp.	Canadian Dollar	100%
Protex Canada, Inc.	Canadian Dollar	100%
Apogee Corp.	New Taiwan Dollar	100%
*Refer to Note 1 for information related to purchase of minority interest
Segment Reporting - Management has concluded that our chief operating decision maker (“CODM”) is our chief executive officer. The Company’s CODM reviews the entire organization’s consolidated results as a whole on a monthly basis to evaluate performance and make resource allocation decisions. Management views the Company’s operations and manages its business as one operating segment.
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
Accounts Receivable - Accounts receivable are shown net of an allowance for doubtful accounts of $182,757 and $182,488 as of March 31, 2020 and December 31, 2019, respectively. The Company evaluates the adequacy of its allowances by analyzing the aging of receivables, customer financial condition, historical collection experience, the value of any collateral and other economic and industry factors. Actual collections may differ from historical experience, and if economic, business or customer conditions deteriorate significantly, adjustments to these reserves may be required. When the Company becomes aware of factors that indicate a change in a specific customer’s ability to meet its financial obligations, the Company records a specific reserve for credit losses. Accounts receivable from a large customer accounted for 11.7% and 18.8% of the Company's total accounts receivable balance as of March 31, 2020 and December 31, 2019, respectively.
Provisions and Warranties - We provide a warranty on our products. Liability under the warranty policy is based on a review of historical warranty claims. Adjustments are made to the accruals as claims data experience warrant. Our liability for warranties as of March 31, 2020 and December 31, 2019 was $66,202 and $65,591, respectively. The following tables present a summary of our accrued warranty liabilities for the three months ended March 31, 2020 and the twelve months ended December 31, 2019:

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2020 and 2019
(Unaudited)

2020
Warranty liability, January 1	$65,591
Warranties assumed in period	83,116
Payments	(82,505)
Warranty liability, March 31	$66,202

2019
Warranty liability, January 1	$70,250
Warranties assumed in period	384,214
Payments	(388,873)
Warranty liability, December 31	$65,591
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

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2020 and 2019
(Unaudited)
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
When the Company transfers goods or provides services to a customer, payment is due, subject to normal terms, and is not conditional on anything other than the passage of time. Typical payment terms range from due upon receipt to 30 days, depending on the type of customer and relationship. At contract inception, the Company expects that the period of time between the transfer of goods to the customer and when the customer pays for those goods will be less than one year, which is consistent with the Company’s standard payment terms. Accordingly, the Company has elected the practical expedient under ASC 606 to not adjust for the effects of a significant financing component. As such, these amounts are recorded as receivables and not contract assets.
The following table summarizes transactions within contract liabilities for the three months ended March 31, 2020:

Balance, December 31, 2019	$559,232
Revenue recognized related to payments included in the December 31, 2019 balance	(526,202)
Payments received for which performance obligations have not been satisfied	1,043,767
Balance, Effect of foreign currency translation	(734)
Balance, March 31, 2020	$1,076,063

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2020 and 2019
(Unaudited)
The table below sets forth the disaggregation of revenue by product category for the periods indicated below:

	Three Months Ended March 31,
	2020	2019
Product Revenue
Paint protection film	$19,771,119	$18,456,356
Window film	3,090,106	1,832,917
Other	888,692	765,450
Total	23,749,917	21,054,723

Service Revenue
Software	$851,571	$743,768
Cutbank credits	1,613,264	1,465,133
Installation labor	2,021,450	1,298,388
Training	152,261	163,434
Total	4,638,546	3,670,723

Total	$28,388,463	$24,725,446
Because many of our international customers require us to ship their orders to freight forwarders located in the United States, we cannot be certain about the ultimate destination of the product. The following table represents our estimate of sales by geographic regions based on our understanding of ultimate product destination based on customer interactions, customer locations and other factors:

	Three Months Ended March 31,
	2020	2019
United States	$15,553,037	$12,509,750
China	2,024,510	4,519,197
Canada	4,175,196	3,098,364
Continental Europe	2,793,742	1,421,732
United Kingdom	1,116,428	883,358
Asia Pacific	770,043	871,958
Latin America	477,694	486,129
Middle East/Africa	1,289,056	883,132
Other	188,757	51,826
Total	$28,388,463	$24,725,446
Our largest customer accounted for 7.1% and 18.3% of our net sales during the three months ended March 31, 2020 and 2019, respectively.

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2020 and 2019
(Unaudited)
4. PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following:

	March 31, 2020	December 31, 2019
Furniture and fixtures	$1,231,283	$1,168,894
Computer equipment	1,189,248	1,151,295
Vehicles	712,708	683,213
Equipment	1,685,744	1,648,656
Leasehold improvements	1,811,082	1,479,594
Plotters	952,167	839,455
Construction in Progress	409,052	306,100
Total property and equipment	7,991,284	7,277,207
Less: accumulated depreciation	3,447,099	3,262,554
Property and equipment, net	$4,544,185	$4,014,653
Depreciation expense for the three months ended March 31, 2020 and 2019 was $270,317 and $200,818, respectively.

5. INTANGIBLE ASSETS, NET
Intangible assets consists of the following:

	March 31, 2020	December 31, 2019
Trademarks	$311,145	$309,395
Software	2,396,580	2,288,062
Trade name	475,511	492,408
Contractual and customer relationships	3,767,021	3,010,480
Non-compete	384,855	268,459
Other	201,911	208,012
Total cost	7,537,023	6,576,816
Less: Accumulated amortization	2,898,121	2,756,356
Intangible assets, net	$4,638,902	$3,820,460
Amortization expense for the three months ended March 31, 2020 and 2019 was 233,896 and 184,548, respectively.
The Company completed the acquisition of a business during the three months ended March 31, 2020. Refer to Note 12 for additional information related to intangible assets added from this acquisition.

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2020 and 2019
(Unaudited)
6. GOODWILL
The following table summarizes goodwill transactions for the three months ended March 31, 2020 and 2019:

Balance at December 31, 2018	$2,322,788
Impairment	(35,884)
Foreign Exchange	33,480
Balance at March 31, 2019	$2,320,384

Balance at December 31, 2019	$2,406,512
Additions	1,184,774
Foreign Exchange	(194,574)
Balance at March 31, 2020	$3,396,712
The Company completed the acquisition of a business during the three months ended March 31, 2020. Refer to Note 12 for additional information related to goodwill added from this acquisition.

7. INVENTORIES
The components of inventory are summarized as follows:

	March 31, 2020	December 31, 2019
Film and film based products	$16,988,762	$13,538,610
Other products	1,431,106	1,226,708
Packaging and supplies	502,101	496,661
Inventory reserve	(130,153)	(120,826)
	$18,791,816	$15,141,153

8. DEBT
REVOLVING FACILITIES
The Company has a $8,500,000 revolving line of credit agreement with The Bank of San Antonio to support its continuing working capital needs. The Bank of San Antonio has been granted a security interest in substantially all of the Company’s current and future assets. Borrowings under the credit agreement bear interest at a variable rate of the Wall Street Journal prime rate minus 1.00% with a floor of 3.50%. In May 2020, the Company renewed this line of credit, extending its maturity date to June 5, 2022. The interest rate was 3.50% and 5.50% as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, a balance of $6,000,000 was outstanding on this line. As of December 31, 2019, no balance was outstanding on this line.
The credit agreement contains customary covenants including covenants relating to complying with applicable laws, delivery of financial statements, payment of taxes and maintaining insurance. The credit agreement also requires that  XPEL must maintain debt service coverage (Earnings Before Interest Taxes Depreciation and Amortization, or EBITDA, divided by the current portion of long-term debt + interest) of 1.25:1 and funded debt of no more than 2.5 times EBITDA on a rolling four quarter basis. The credit agreement also contains customary events of default including the failure to make payments of principal

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2020 and 2019
(Unaudited)
and interest, the breach of any covenants, the occurrence of a material adverse change, and certain bankruptcy and insolvency events.
As of March 31, 2020 and December 31, 2019, the Company was in compliance with all debt covenants.
XPEL Canada Corp., a wholly owned subsidiary of XPEL, Inc., also has a CAD $4,500,000 revolving line of credit agreement with HSBC Bank Canada to support its continuing working capital needs. The line has a variable interest rate of the HSBC Canada Bank’s prime rate plus 0.25%. The interest rate as of March 31, 2020 and December 31, 2019 was 2.70% and 4.20%, respectively. As of March 31, 2020 and December 31, 2019, no balance was outstanding on this line of credit. This facility is guaranteed by the parent company.
NOTES PAYABLE
As part of its acquisition strategy, the Company uses a combination of cash and unsecured non-interest bearing promissory notes payable to fund its business acquisitions. The Company discounts the promissory note to fair value using market interest rates at the time of the acquisition.
Notes payable are summarized as follows:

	Weighted Average Interest Rate	Matures	March 31, 2020	December 31, 2019
Acquisition notes payable	4.43%	2023	$1,552,255	$769,507
Total debt			1,552,255	769,507
Current portion			699,568	462,226
Total long-term debt			$852,687	$307,281

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following table presents significant accounts payable and accrued liability balances as of the periods ending:

	March 31, 2020	December 31, 2019
Trade payables	$9,023,190	$7,440,965
Payroll liabilities	1,548,038	1,367,340
Contract liabilities	1,076,063	559,232
Other liabilities	784,029	829,816
	$12,431,320	$10,197,353

10. FAIR VALUE MEASUREMENTS
Financial instruments include cash and cash equivalents (level 1) and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate fair value because of the near-term maturities of these financial instruments. The carrying value of the Company’s notes payable approximates fair value due to the relatively short-term nature and

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2020 and 2019
(Unaudited)
interest rates of the notes. For discussion of the fair value measurements related to goodwill refer to Note 6, Goodwill of the financial statements for periods ended March 31, 2020 and December 31, 2019.
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
SUPPLY AGREEMENT
Through our Amended and Restated Supply Agreement that we entered into with our primary supplier in March 2017, we have exclusive rights to commercialize, market, distribute and sell its automotive aftermarket products through March 21, 2022, which term automatically renews for successive two year periods thereafter unless terminated at the option of either party with two months’ notice. During such term, we have agreed to use commercially reasonable efforts to purchase a minimum of $5,000,000 of products quarterly from this principal supplier, with a yearly minimum purchasing requirement of $20,000,000.

12. ACQUISITION OF A BUSINESS
The Company completed the following acquisition during the three months ended March 31, 2020:

Acquisition Date	Name/Location/Description	Purchase Price	Acquisition Type	Acquisition Purpose
February 1, 2020	Protex Centre, Laval, Quebec, Canada - Paint protection installation shop	$2,383,968	Share Purchase	Local market expansion
The total preliminary purchase price for the acquisition completed during the three months ended March 31, 2020 and a preliminary allocation of that purchase price are set forth in the table below. The

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2020 and 2019
(Unaudited)
purchase agreement provides for customary purchase price adjustments related to acquired working capital that have not yet been finalized.

Protex Centre
Purchase Price
Cash	$1,490,651
Promissory notes	893,317
$2,383,968

Allocation
Cash	$242,808
Accounts receivable	206,808
Inventory	27,732
Prepaid assets	3,764
Other long-term assets	6,197
Property, plant, and equipment	161,702
Software	1,027
Customer relationships	987,556
Non-compete	136,395
Goodwill	1,184,774
Accounts payable and accrued liabilities	(142,175)
Assumed debt	(108,766)
Deferred tax liability	(281,565)
Taxes payable	(42,289)
$2,383,968
Intangible assets acquired in 2020 have estimated useful lives of either 9 or 5 years with a weighted average useful life of 8.51 years.
Goodwill for these acquisitions relates to expansion in a local market and is deductible for tax purposes. The goodwill represents the acquired employee knowledge of the various markets, distribution knowledge by the employees of the acquired businesses, as well as the expected synergies resulting from the acquisitions.
Acquisition costs incurred related to these acquisitions were immaterial and were included in selling, general and administrative expenses.
The acquired company was consolidated into our financial statements on its acquisition date. The amount of revenue and net income of this acquisition which has been consolidated into our financial statements for the three months ended March 31, 2020 was $284,523 and $25,877, respectively. The following unaudited consolidated pro forma combined financial information presents our results, including the estimated expenses relating to the amortization of intangibles purchased, as if this acquisition had occurred on January 1, 2020 and 2019:

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2020 and 2019
(Unaudited)

	Three Months Ended March 31,
	2020 (unaudited)	2019 (unaudited)
Revenue	28,515,222	25,188,734
Net income	1,461,184	1,734,004
The unaudited consolidated pro forma combined financial information does not purport to be indicative of the results which would have been obtained had the acquisition been completed as of the beginning of the earliest period presented or of results that may be obtained in the future. In addition, they do not include any benefits that may result from the acquisition due to synergies that may be derived from the elimination of any duplicative costs.

13. SUBSEQUENT EVENTS
As more fully described in Note 8, on May 11, 2020, the Company renewed its revolving line of credit agreement with The Bank of San Antonio for an additional two years. In addition, on May 11, 2020, the Company borrowed $6,000,000 pursuant to a 36-month term loan with the Bank of San Antonio. The term loan bears interest at 3.5% annually, requires monthly payments of principal and interest and matures in June 2023.
As more fully described in Note 1, the Company purchased the minority interest in its UK subsidiary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess the financial condition and results of operations of XPEL, Inc. (“XPEL” or the “Company”). Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the heading “Forward-Looking Statements” in this report and under “Item 1A. Risk Factors” in our annual report on Form 10-K which was filed with the Securities and Exchange Commission (“SEC”) on March 16, 2020 and is available on the SEC’s website at www.sec.gov.
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
Forward-looking statements are based on current expectations about future events affecting the Company and are subject to uncertainties and factors that affect all businesses operating in a global market as well as matters specific to the Company. These uncertainties and factors are difficult to predict, and many of them are beyond the Company’s control. The following are some of the uncertainties and factors known to us that could cause the Company’s actual results to differ materially from what the Company has anticipated in its forward-looking statements:
•our ability to effectively manage through the COVID-19 pandemic;
•the highly competitive nature of our industry;
•our current reliance on a limited number of suppliers;
•our ability to successfully introduce new products and services;
•our ability to achieve benefits from our business initiatives, including identifying and completing suitable acquisitions and investments;
•fluctuating revenue and operating results;
•our reliance on a single distributor in China;
•political, regulatory, economic, and other risks arising from the multi-national nature of our business, including our extensive business in China;
•volatility in currency exchange rates;
•the potential exit of current key personnel or possibility of failure to attract future qualified personnel;
•significant demands related to our rapid growth;
•risks related to possible future indebtedness or the availability of future financing;
•risks related to internal control over financial reporting;
•our lack of experience, and the requirements related to operating, as a U.S. publicly traded company;
•our status as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012;
•risks related to our intellectual property;
•general global and economic business conditions that may affect demand for our products; and
•considerations related to listing our common stock (“Common Stock”) on The NASDAQ Stock Market.
We believe the items we have outlined above are important factors that could cause estimates included in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf.  We have discussed these factors in more detail in in our annual report on Form 10-K as filed with the SEC on March 16, 2020. These factors are not necessarily all of the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our shareholders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution when considering our forward-looking statements.

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
The launch of the ULTIMATE product catapulted XPEL into several years of strong revenue growth. In 2014, we began our international expansion by establishing an office in the United Kingdom. In 2015, we acquired Parasol Canada, a distributor of our products in Canada. In 2017, we established our European headquarters in The Netherlands, and expanded our product offerings to include an automotive protective window film branded as PRIME. We continued our international expansion in 2017 with the acquisition of Protex Canada, a leading franchisor of automotive protective film franchises serving Canada, as well as opened our XPEL Mexico office. In 2018, we launched our first product offering outside of the automotive industry, a window and security film protection for commercial and residential uses. Also in 2018, we launched the next generation of our highly successful ULTIMATE line, ULTIMATE PLUS. In 2019, we established an office in Germany to better serve our customers in that market. Also, in 2019 we launched our ceramic coating product. In 2020, the Company purchased Protex Centre in Montreal, Canada as a continuation of its acquisition strategy.
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
Impacts of COVID-19
The COVID-19 pandemic has caused us to modify our business practices, including implementing a global work from home policy for all employees who are able to perform their duties remotely. The majority of our world-wide locations remain open for business pursuant to governmental authority guidelines. We have taken actions to promote the welfare of our employees by enhancing safety protocols, including requiring administrative employees to work from home where applicable and implementing social distancing and robust sanitization practices at all of our locations.
We have taken and expect to continue to take proactive steps to maintain business continuity, manage our costs and bolster our balance sheet and cash position in light of the pandemic, including but not limited to, the following:
•As more fully described under “Liquidity and Capital Resources,” at the end of March 2020, we borrowed $6.0 million under our revolving credit facility with the Bank of San Antonio
•As more fully described under “Liquidity and Capital Resources,” in April 2020, we borrowed CAD$4.0 million under our revolving credit facility with HSBC.
•As more fully described under “Liquidity and Capital Resources,” in May 2020, we renewed and extended our revolving credit facility until June 2022.
•As more fully described under “Liquidity and Capital Resources,” on May 11, 2020, we borrowed $6.0 million pursuant to a 36-month term loan with the Bank of San Antonio.
•In late March, we began manufacturing face shields in an effort to help fulfill a world-wide need for Personal Protective Equipment as a result of the COVID-19 pandemic.
•We implemented a 25% deferral of base salaries of our President and Chief Executive Officer, Chief Financial Officer and other members of senior management. Additionally, we implemented a 25% deferral of non-employee directors’ compensation. We continue to analyze our cost structure and may implement additional cost reduction measures as may be necessary due to the on-going economic challenges resulting from the COVID-19 pandemic.
As a result of these actions, we have increased our cash position and believe that our level of liquidity and cost cutting measures will help us effectively navigate the current economic disruption associated with the ongoing COVID-19 pandemic.
Trends and Uncertainties
We believe that the effects of the COVID-19 pandemic did not materially impact our financial results in the first quarter of 2020 other than in China where our sales during the first quarter decreased approximately 55.2% from the same period in 2019; however, the effects of the pandemic on our financial results in the second quarter and other future periods could be significant and cannot currently be reasonably estimated due to the significant volatility, uncertainty and economic disruption caused by the pandemic. See the risk factor “The COVID-19 pandemic could materially adversely affect our financial condition and results of operations” included in Part II, Item 1A “Risk Factors” of this Report for further discussion of the potential impact of the COVID-19 pandemic on our business, results of operations and financial condition.

The economic slowdown attributable to COVID-19 has led to a global decrease in vehicle sales in markets around the world. As described in more detail under “We are highly dependent on the automotive industry. A prolonged or material contraction in automotive sales and production volumes could adversely affect our business, results of operations and financial condition.” in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as the volume of automotive production and the mix of vehicles produced fluctuate, the demand for our products may also fluctuate. Prolonged or material contraction in automotive sales and production volumes, or significant changes in the mix of vehicles produced, could cause our customers to reduce purchases of our products and services and/or to be unable to pay or delay their payment to us, which could adversely affect our business, results of operations and financial condition.
As we look ahead, we are unable to determine or predict the overall impact the COVID-19 pandemic will have on our customers, vendors and suppliers or our business, results of operations, or financial condition. Significant uncertainty still exists concerning the overall magnitude of the impact and the duration of the COVID-19 pandemic. As a result, we will continue to closely monitor updates regarding the spread of COVID-19 and adjust our operations according to guidelines from local, state and federal officials. In light of the foregoing, we may take further actions that alter our business operations or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

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
The following table is a reconciliation of Net income to EBITDA for the three months ended March 31, 2020 and 2019:

	(Unaudited)
	Three Months Ended March 31,
	2020	2019
Net Income	$1,611,354	$1,860,003
Interest	30,558	28,706
Taxes	426,379	565,888
Depreciation	270,317	200,818
Amortization	233,896	184,548
EBITDA	$2,572,504	$2,839,963

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

Results of Operations
The following table summarizes the Company’s consolidated results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	% of Total Revenue	Three Months Ended March 31, 2019	% of Total Revenue	$ Change	% Change
Total revenue	$28,388,463	100.0%	$24,725,446	100.0%	$3,663,017	14.8%
Total cost of sales	18,091,575	63.7%	16,575,366	67.0%	1,516,209	9.1%
Gross margin	10,296,888	36.3%	8,150,080	33.0%	2,146,808	26.3%
Total operating expenses	7,813,020	27.5%	5,677,057	23.0%	2,135,963	37.6%
Operating income	2,483,868	8.7%	2,473,023	10.0%	10,845	0.4%
Other expenses	446,135	1.6%	47,132	0.2%	399,003	846.6%
Income tax	426,379	1.5%	565,888	2.3%	(139,509)	(24.7)%
Net income	$1,611,354	5.7%	$1,860,003	7.5%	$(248,649)	(13.4)%

The following table summarizes revenue results for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		%	% of Total Revenue
	2020	2019	Inc (Dec)	2020	2019
Product Revenue
Paint protection film	$19,771,119	$18,456,356	7.1%	69.6%	74.6%
Window film	3,090,106	1,832,917	68.6%	10.9%	7.4%
Other	888,692	765,450	16.1%	3.2%	3.1%
Total	$23,749,917	$21,054,723	12.8%	83.7%	85.1%

Service Revenue
Software	$851,571	$743,768	14.5%	3.0%	3.0%
Cutbank credits	1,613,264	1,465,133	10.1%	5.7%	5.9%
Installation labor	2,021,450	1,298,388	55.7%	7.1%	5.3%
Training	152,261	163,434	(6.8)%	0.5%	0.7%
Total	$4,638,546	$3,670,723	26.4%	16.3%	14.9%

Total	$28,388,463	$24,725,446	14.8%	100.0%	100.0%
Because many of our international customers require us to ship their orders to freight forwarders located in the United States, we cannot be certain about the ultimate destination of the product. The following table represents our estimate of sales by geographic regions based on our understanding of ultimate product destination based on customer interactions, customer locations and other factors for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		%	% of Total Revenue
	2020	2019	Inc (Dec)	2020	2019
United States	$15,553,037	$12,509,750	24.3%	54.8%	50.6%
China	2,024,510	4,519,197	(55.2)%	7.1%	18.3%
Canada	4,175,196	3,098,364	34.8%	14.7%	12.5%
Continental Europe	2,793,742	1,421,732	96.5%	9.8%	5.8%
United Kingdom	1,116,428	883,358	26.4%	3.9%	3.6%
Asia Pacific	770,043	871,958	(11.7)%	2.7%	3.5%
Latin America	477,694	486,129	(1.7)%	1.7%	1.9%
Middle East/Africa	1,289,056	883,132	46.0%	4.5%	3.6%
Other	188,757	51,826	264.2%	0.8%	0.2%
Total	$28,388,463	$24,725,446	14.8%	100.0%	100.0%
Product Revenue. Product revenue increased 12.8% over the three months ended March 31, 2019 Product revenue represented 83.7% of our total revenue for the three months ended March 31, 2020 and 85.1% for the three months ended March 31, 2019. Revenue from our paint protection film product line increased 7.1% for the three months ended March 31, 2020. Paint protection film sales represented 69.6% and 74.6% of our total consolidated revenues for the three months ended March 31, 2020 and 2019, respectively. The increase in the total amount of paint protection film sales was primarily attributable to continued increases in demand in Europe and North America offset by declines in demand in China and Asia Pacific due mainly to the impact from the COVID-19 pandemic in those regions. Revenue from our window film product line grew 68.6% for the three months ended March 31, 2020. Window film sales represented 10.9% and 7.4% of our total consolidated revenues for the three months ended March 31, 2020 and 2019, respectively. This increase was due to continued increases in demand for our window film products commensurate with increased window film adoption within our distribution channels and an increase in new customers.
Service revenue. Service revenue consists of revenue from fees for DAP software access, cutbank credit revenue which represents per-cut fees sold for pattern access or the value of pattern access provided with eligible product revenue, revenue from the labor portion of installation sales in our company-owned installation centers and revenue from training services provided to our customers. Service revenue grew 26.4% over service revenue for the three months ended March 31, 2019. Service revenue represented 16.3% and 14.9% of our total consolidated revenue from the three months ended March 31, 2020 and 2019, respectively. Software revenue increased 14.5% from the three months ended March 31, 2019. The increase was due mainly to increases in total subscribers resulting from increased demand for our DAP software. Software revenue represented 3.0% and 3.0% of our total consolidated revenue for the three months ended March 31, 2020 and 2019, respectively. Cutbank credit revenue grew 10.1% from the three months ended March 31, 2019. This increase was due mainly to growth in product sales in the United States and Canada. Cutbank sales represented 5.7% and 5.9% of our total consolidated revenue for the three months ended March 31, 2020 and 2019, respectively. Software and cutbank credit revenue combined grew 11.6% for the three months ended March 31, 2020, due mainly to the increased demand for our products and services. Installation labor revenue increased 55.7% from the three months ended March 31, 2019, due mainly to increases in demand for installation services in North America and Europe.
Total installation revenue (labor and product combined) at our Company-owned installation centers for the three months ended March 31, 2020 increased 55.6% over the three months ended March 31, 2019. This represented 8.5% and 6.3% of our total consolidated revenue for the three months ended March 31, 2020 and 2019, respectively. Adjusted product revenue, which combines the cutbank credit revenue service component with product revenue, increased 12.6% in the three months ended March 31, 2020 versus the three months ended March 31, 2019 due mainly to strong demand in Europe and North America.
Cost of Sales
Cost of sales consists of product costs and the costs to provide our services. Product costs consist of material costs, personnel costs related to warehouse personnel, shipping costs, warranty costs and other related costs to provide products to our customers. Cost of service includes the labor costs associated with installation of product in our Company-owned facilities, costs of labor associated with pattern design for our cutting software and the costs incurred to provide training for our customers. Product costs in the three months ended March 31, 2020 increased 6.8% over the three months ended March 31, 2019. Cost of product sales represented 59.0% and 63.4% of total revenue in the three months ended March 31, 2020 and 2019, respectively. Cost of service revenue grew 49.9% during the three months ended March 31, 2020 due mainly to the increased installation labor costs associated with increased installation sales at our Company-owned installation centers.
Gross Margin
Gross margin for the three months ended March 31, 2020 grew approximately $2.1 million, or 26.3%, from the three months ended March 31, 2019. For the three months ended March 31, 2020, gross margin represented 36.3% of revenue. The following table summarizes gross margin for product and services for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020		%	% of Category Revenue
	2020	2019	Inc (Dec)	2020	2019
Product	$6,988,504	$5,366,690	30.2%	29.4%	25.5%
Service	3,308,384	2,783,390	18.9%	71.3%	75.8%
Total	$10,296,888	$8,150,080	26.3%	36.3%	33.0%
Product gross margin for the three months ended March 31, 2020 increased approximately $1.6 million, or 30.2%, over the three months ended March 31, 2019 and represented 29.4% and 25.5% of total product revenue for the three months ended March 31, 2020 and 2019, respectively. The increase in product gross margin percentages were primarily due to a lower percentage of sales to lower margin distributors (primarily our China Distributor) and improvements in product costs and operating leverage.
Service gross margin increased approximately $0.5 million, or 18.9%, over the three months ended March 31, 2019. This represented 71.3% and 75.8% of total service revenue for the three months ended March 31, 2020 and 2019, respectively. The decrease in service gross margin percentage was primarily due to a higher percentage of lower margin installation labor costs relative to other higher margin service revenue components.
Operating Expenses
Sales and marketing expenses for the three months ended March 31, 2020 increased 71.5% compared to the same period in 2019. These expenses represented 9.7% and 6.5% of total consolidated revenue for the three months ended March 31, 2020 and 2019, respectively. The increase was due primarily to the $.7 million in costs related to our annual dealer conference which was held during the second quarter in the prior year.
General and administrative expenses grew approximately $1.0 million, or 24.3%, during the three months ended March 31, 2020 over the three months ended March 31, 2019. These costs represented 17.9% and 16.5% of total consolidated revenue for the three months ended March 31, 2020 and 2019, respectively. The increase was due mainly to increases in personnel, occupancy costs and information technology costs to support the on-going growth of the business.
Other Expense
Other expense consists of interest expense and foreign currency exchange gain/loss. The Company incurred approximately $.4 million in foreign currency exchange losses during the three months ended March, 31, 2020 resulting from foreign currency fluctuations in response to the COVID-19 pandemic.
Income Tax Expense
Income tax expense for the three months ended March 31, 2020 decreased $0.1 million from the three months ended March 31, 2019, Our effective tax rate was 20.9% for the three months ended March 31, 2020 compared with 23.3% for the three months ended March 31, 2019. The lower tax rate is attributable to larger permanent tax benefits we expect to realize as compared to the same period last year.
Net income for the three months ended March 31, 2020 decreased by $0.2 million to $1.6 million.

Liquidity and Capital Resources
The primary source of liquidity for our business is cash and cash equivalents and cash flows provided by operations. As of March 31, 2020, we had cash and cash equivalents of $14.8 million. For the three months ended March 31, 2020, cash flows provided by operations were $0.3 million. We expect to continue to have cash requirements to support working capital needs, capital expenditures (including acquisitions), and to pay interest and service debt, if applicable. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash and internally generated funds and borrowing under committed credit facilities. During the three months ended March 31, 2020, we borrowed $6.0 million under our revolving line of credit with The Bank of San Antonio, and subsequent to March 31, 2020, we renewed our revolving line of credit with The Bank of San Antonio through June 5, 2022. Additionally, on May 11, 2020, the Company borrowed $6.0 million pursuant to a 36-month term loan with the Bank of San Antonio. We are focused on continuing to generate positive operating cash to fund our operational and capital investment initiatives. We believe we have sufficient liquidity to operate for at least the next 12 months from the date of filing this report.
Operating activities. Cash flows provided by operations totaled approximately $0.3 million for the three months ended March 31, 2020, compared to $1.0 million for the three months ended March 31, 2019. The decrease was driven primarily by an increase in inventory levels.
Investing activities. Cash flows used in investing activities totaled approximately $2.1 million during the three months ended March 31, 2020 compared to $0.4 million during the three months ended March 31, 2019. This increase was due mainly to the acquisition of Protex Centre (Note 12).
Financing activities. Cash flows provided by financing activities during the three months ended March 31, 2020 totaled approximately $5.1 million compared to cash use in the prior year of $0.2 million. This increase was due mainly to borrowings on our revolving credit agreement during the 2020 period offset by the purchase of the minority interest in the Company's subsidiary in the United Kingdom (Note 1).
Debt obligations as of March 31, 2020 and December 31, 2019 totaled approximately $7.6 million and $0.8 million, respectively.
Credit Facilities
At March 31, 2020, our credit facilities consisted of an $8.5 million revolving line of credit agreement with The Bank of San Antonio and a revolving credit facility maintained by our Canadian subsidiary. The Bank of San Antonio facility is utilized to fund our working capital needs and is secured by a security interest in substantially all of our current and future assets. Borrowings under the credit agreement bear interest at a variable rate of the Wall Street Journal prime rate minus 1.00% with a floor of 3.50%. The interest rate as of March 31, 2020 and December 31, 2019 was 3.50% and 5.50%, respectively. As of March 31, 2020, a balance of $6,000,000 was outstanding on this line. As of December 31, 2019, no balance was outstanding on this line. We renewed and extended this revolving credit facility for an additional two years in May 2020. The renewed credit agreement matures on June 5, 2022.
The credit agreement contains customary covenants including covenants relating to complying with applicable laws, delivery of financial statements, payment of taxes and maintaining insurance. The credit agreement also requires that the Company must maintain debt service coverage (EBITDA divided by the current portion of long-term debt plus interest) of 1.25:1 and funded debt to EBITDA of 2.5 times on a rolling four quarter basis. The credit agreement also contains customary events of default including the failure to make payments of principal and interests, the breach of any covenants, the occurrence of a material adverse change, and certain bankruptcy and insolvency events. As of March 31, 2020, the Company was in compliance with all covenants.

As more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities,” on May 11, 2020, the Company borrowed $6,000,000 pursuant to a 36-month term loan with the Bank of San Antonio. The term loan bears interest at 3.5% annually, requires monthly payments of principal and interest and matures in June 2023.
XPEL Canada Corp., a wholly-owned subsidiary of XPEL, Inc., also has a Canadian Dollar (“CAD”) $4.5 million revolving credit facility through HSBC Bank Canada. This facility is utilized to fund our working capital needs in Canada. This facility bears interest at HSBC Canada Bank’s prime rate plus .25% per annum and is guaranteed by the parent company. As of March 31, 2020 and December 31, 2019, no balance was outstanding on this facility. In April 2020, the Company borrowed CAD$4.0 million under this facility.

Contractual Obligations
There has been no material change to the Company’s contractual obligations as described in the Company’s annual report on Form 10-K as filed with the SEC on March 16, 2020.

Critical Accounting Policies
There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in the Company’s annual report on Form 10-K as filed with the SEC on March 16, 2020.

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

Off-Balance Sheet Arrangements
As of March 31, 2020 and December 31, 2019, we did not have any relationships with unconsolidated organizations or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements. We do not engage in off-balance sheet financing arrangements. In addition, we do not engaged in trading activities involving non-exchange contracts.

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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A Risk Factors” in our annual report on Form 10-K as filed with the SEC on March 16, 2020, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-K as filed with the SEC on March 16, 2020 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
The COVID-19 pandemic could materially adversely affect our financial condition and results of operations.
The novel strain of the coronavirus identified in China in late 2019 (COVID-19) has globally spread throughout other areas such as Asia, Europe, the Middle East, and North America and has resulted in authorities imposing, and businesses and individuals implementing, numerous unprecedented measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, and shutdowns. These measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors, suppliers, and partners. The ultimate impact and efficacy of government measures and potential future measures is currently unknown.
There is considerable uncertainty regarding the business impacts from such measures and potential future measures. While our supply chain currently has not been affected, future restrictions or disruptions could have a material adverse effect on our ability to meet our customers' demands.
The pandemic has significantly increased economic and demand uncertainty. It is likely that the current outbreak and continued spread of COVID-19 will cause an economic slowdown, and it is possible that it could cause a global recession. There is a significant degree of uncertainty and lack of visibility as to the extent and duration of any such slowdown or recession. Given the significant economic uncertainty and volatility created by the pandemic, it is difficult to predict the nature and extent of impacts on demand for our products.
The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, cancellation of physical participation in meetings, events and conferences, and social distancing measures), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, vendors, and suppliers. Work-from-home and other measures introduce additional operational risks, including cybersecurity risks, and have affected the way we conduct our product development, validation, and qualification, customer support, and other activities, which could have an adverse effect on our operations. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and illness and workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2020, the Company did not issue any shares of its common stock or other equity securities of the Company that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On May 11, 2020, the Company entered into a new a three-year, $6 million term debt agreement with The Bank of San Antonio. For more information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities.”
As more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities,” the Company renewed its existing revolving line of credit facility with The Bank of San Antonio for two years maturing on June 5, 2022.

Item 6. Exhibits
The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description	Method of Filing

10.1	Change in Terms Agreement, dated as of May 11, 2020, between XPEL, Inc., as borrower, and The Bank of San Antonio, as lender.	Filed herewith

10.2	Modification to Loan Agreement dated as of May 11, 2020 between XPEL Inc., as borrower, and The Bank of San Antonio, as lender.	Filed herewith

10.3	Promissory Note, dated as of May 11, 2020, between XPEL, Inc., as borrower, and The Bank of San Antonio, as lender	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	The following materials from XPEL’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income, (iv) the unaudited Consolidated Statements of Equity, (v) the unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XPEL, Inc. (Registrant)

	By:	/s/ Barry R. Wood
Barry R. Wood
Senior Vice President and Chief Financial Officer
May 14, 2020		(Authorized Officer and Principal Financial and Accounting Officer)