Form 10-Q
period 2020-06-30
XPEL, Inc.
filed 2020-08-12
CIK 1767258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The registrant had 27,612,597 shares of common stock outstanding as of August 12, 2020.

Part I. Financial Information

Item 1. Financial Statements

XPEL, INC.
Condensed Consolidated Balance Sheets

	(Unaudited)	(Audited)
	June 30, 2020	December 31, 2019
Assets
Current
Cash and cash equivalents	$25,795,909	$11,500,973
Accounts receivable, net	7,215,230	7,154,084
Inventory, net	14,706,582	15,141,153
Prepaid expenses and other current assets	2,103,656	2,391,340
Income tax receivable	—	93,150
Total current assets	49,821,377	36,280,700
Property and equipment, net	4,549,533	4,014,653
Right-of-Use lease assets	5,260,732	5,079,110
Intangible assets, net	4,586,343	3,820,460
Other assets	457,020	—
Goodwill	3,497,883	2,406,512
Total assets	$68,172,888	$51,601,435
Liabilities
Current
Current portion of notes payable	$2,543,301	$462,226
Current portion lease liabilities	1,321,116	1,126,701
Accounts payable and accrued liabilities	13,787,059	10,197,353
Income tax payable	1,456,136	—
Total current liabilities	19,107,612	11,786,280
Deferred tax liability, net	844,928	604,715
Non-current portion of lease liabilities	4,001,669	4,009,949
Non-current portion of notes payable	4,819,237	307,281
Total liabilities	28,773,446	16,708,225
Stockholders’ equity
Preferred stock, $0.001 par value; authorized 10,000,000; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,612,597 issued and outstanding	27,613	27,613
Additional paid-in-capital	10,412,471	11,348,163
Accumulated other comprehensive loss	(1,220,564)	(908,764)
Retained earnings	30,179,922	24,594,878
	39,399,442	35,061,890
Non-controlling interest	—	(168,680)
Total stockholders’ equity	39,399,442	34,893,210
Total liabilities and stockholders’ equity	$68,172,888	$51,601,435
See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Product revenue	$30,961,996	$25,425,489	$54,711,913	$46,480,212
Service revenue	4,843,862	4,668,665	9,482,408	8,339,388
Total revenue	35,805,858	30,094,154	64,194,321	54,819,600

Cost of Sales
Cost of product sales	22,556,696	18,551,030	39,318,109	34,239,063
Cost of service	1,510,085	917,111	2,840,247	1,804,444
Total cost of sales	24,066,781	19,468,141	42,158,356	36,043,507
Gross Margin	11,739,077	10,626,013	22,035,965	18,776,093

Operating Expenses
Sales and marketing	1,919,529	2,064,836	4,662,778	3,663,942
General and administrative	4,679,092	4,589,906	9,748,863	8,667,857
Total operating expenses	6,598,621	6,654,742	14,411,641	12,331,799

Operating Income	5,140,456	3,971,271	7,624,324	6,444,294

Interest expense	74,554	29,074	105,112	57,780
Foreign currency exchange loss (gain)	4,141	(3,518)	419,718	14,908

Income before income taxes	5,061,761	3,945,715	7,099,494	6,371,606
Income tax expense	1,088,071	938,405	1,514,450	1,504,293
Net income	3,973,690	3,007,310	5,585,044	4,867,313
Income attributed to non-controlling interest	—	1,293	—	2,709
Net income attributable to stockholders of the Company	$3,973,690	$3,006,017	$5,585,044	$4,864,604

Earnings per share attributable stockholders of the Company
Basic and diluted	$0.14	$0.11	$0.20	$0.18
Weighted Average Number of Common Shares
Basic and diluted	27,612,597	27,612,597	27,612,597	27,612,597

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Other comprehensive income
Net income	$3,973,690	$3,007,310	$5,585,044	$4,867,313
Foreign currency translation	443,722	133,306	(316,333)	212,564
Total comprehensive income	4,417,412	3,140,616	5,268,711	5,079,877
Total comprehensive income attributable to:
Stockholders of the Company	4,417,412	3,145,330	5,273,244	5,078,367
Non-controlling interest	—	(4,714)	(4,533)	1,510
Total comprehensive income	$4,417,412	$3,140,616	$5,268,711	$5,079,877

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

Stockholders' Equity - Three Months Ended June 30
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Equity Attributable to Stockholders of the Company	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2019	27,612,597	$27,613	$11,348,163	$12,475,840	$(1,115,605)	$22,736,011	$(183,805)	$22,552,206
Net income	—	—	—	3,006,017	—	3,006,017	1,293	3,007,310
Foreign currency translation	—	—	—	—	139,313	139,313	(6,007)	133,306
Balance as of June 30, 2019	27,612,597	27,613	11,348,163	15,481,857	(976,292)	25,881,341	(188,519)	25,692,822

Balance as of March 31, 2020	27,612,597	27,613	10,412,471	26,206,232	(1,664,286)	34,982,030	—	34,982,030
Net income	—	—	—	3,973,690	—	3,973,690	—	3,973,690
Foreign currency translation	—	—	—	—	443,722	443,722	—	443,722
Balance as of June 30, 2020	27,612,597	$27,613	$10,412,471	$30,179,922	$(1,220,564)	$39,399,442	$—	$39,399,442

Stockholders' Equity - Six Months Ended June 30
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Equity Attributable to Stockholders of the Company	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2018	27,612,597	$27,613	$11,348,163	$10,617,253	$(1,190,055)	$20,802,974	$(190,029)	$20,612,945
Net income	—	—	—	4,864,604	—	4,864,604	2,709	4,867,313
Foreign currency translation	—	—	—	—	213,763	213,763	(1,199)	212,564
Balance as of June 30, 2019	27,612,597	27,613	11,348,163	15,481,857	(976,292)	25,881,341	(188,519)	25,692,822

Balance as of December 31, 2019	27,612,597	27,613	11,348,163	24,594,878	(908,764)	35,061,890	(168,680)	34,893,210
Net income	—	—	—	5,585,044	—	5,585,044	—	5,585,044
Foreign currency translation	—	—	—	—	(311,800)	(311,800)	(4,533)	(316,333)
Purchase of minority interest	—	—	(935,692)	—	—	(935,692)	173,213	(762,479)
Balance as of June 30, 2020	27,612,597	$27,613	$10,412,471	$30,179,922	$(1,220,564)	$39,399,442	$—	$39,399,442
See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$5,585,044	$4,867,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	564,177	421,088
Amortization of intangible assets	466,121	371,372
Impairments	—	66,364
Loss on sale of property and equipment	5,106	24,605
Bad debt expense	88,451	123,753
Deferred income tax	(50,738)	58,405
Accretion on notes payable	24,956	36,843

Changes in assets and liabilities:
Accounts receivable	(45,427)	(2,063,400)
Inventory, net	270,890	(4,427,940)
Prepaid expenses and other current assets	257,599	(603,016)
Income tax receivable	94,729	—
Other assets	(419,802)	26,194
Accounts payable and accrued liabilities	3,520,202	4,975,948
Income tax payable	1,421,453	(799,700)
Net cash provided by operating activities	11,782,761	3,077,829
Cash flows used in investing activities
Purchase of property, plant and equipment	(1,041,987)	(764,125)
Proceeds from sale of property and equipment	38,469	11,386
Acquisition of a business, net of cash acquired	(1,247,843)	—
Development of intangible assets	(198,284)	(138,097)
Net cash used in investing activities	(2,449,645)	(890,836)
Cash flows from financing activities
Borrowings on revolving credit agreements	8,932,016	—
Repayments of revolving credit agreements	(8,932,016)	—
Borrowing on term loan	6,000,000	—
Repayments of notes payable	(392,394)	(714,668)
Purchase of minority interest	(784,653)	—
Net cash provided by (used in) financing activities	4,822,953	(714,668)
Net change in cash and cash equivalents	14,156,069	1,472,325
Foreign exchange impact on cash and cash equivalents	138,867	30,413
Increase in cash and cash equivalents during the period	14,294,936	1,502,738
Cash and cash equivalents at beginning of period	11,500,973	3,971,226
Cash and cash equivalents at end of period	$25,795,909	$5,473,964

Supplemental schedule of non-cash activities
Notes payable issued for acquisitions	$893,317	$—

Supplemental cash flow information
Cash paid for income taxes	$77,026	$2,058,925
Cash paid for interest	$50,955	$10,997
See notes to condensed consolidated financial statements.

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2020 and 2019
(Unaudited)
1. INTERIM FINANCIAL INFORMATION
The accompanying (a) condensed consolidated balance sheet as of December 31, 2019, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2020 and 2019 have been prepared by XPEL, Inc. (“XPEL” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period due to variability in customer purchasing patterns and seasonal, operating and other factors.
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
On February 1, 2020, the Company acquired the remaining 15% minority interest in XPEL, Ltd., the subsidiary of the Company operating in the United Kingdom, for a purchase price of £600,000, or $762,479. This purchase is reflected in the Condensed Consolidated Statement of Changes in Stockholders' Equity.

2. SIGNIFICANT ACCOUNTING POLICIES
Nature of Business - The Company is based in San Antonio, Texas and is a global provider of protective films and coatings, including automotive paint protection film, surface protection film, and automotive and commercial/residential window films and ceramic coatings as well as a provider of complementary proprietary software.
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
The functional currency for the Company is the United States dollar. The assets and liabilities of each of its foreign subsidiaries are translated into U.S dollars using the exchange rate at the end of the balance sheet date. Revenues and expenses are translated at the average exchange rates for the

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2020 and 2019
(Unaudited)
period. Gains and losses from translations are recognized in foreign currency translation included in accumulated other comprehensive income in the accompanying consolidated balance sheets. Foreign currency exchange gains and losses are presented as foreign currency exchange loss in the accompanying condensed consolidated statements of income. The ownership percentages and functional currencies of the entities included in these condensed consolidated financial statements are as follows:

Subsidiaries	Functional Currency	% Owned by XPEL, Inc.
XPEL, Ltd.	UK Pound Sterling	100%	*
Armourfend CAD, LLC	US Dollar	100%
XPEL Canada Corp.	Canadian Dollar	100%
XPEL B.V.	Euro	100%
XPEL Germany GmbH	Euro	100%
XPEL de Mexico S. de R.L. de C.V.	Peso	100%
XPEL Acquisition Corp.	Canadian Dollar	100%
Protex Canada, Inc.	Canadian Dollar	100%
Apogee Corp.	New Taiwan Dollar	100%
XPEL Slovakia	Euro	100%
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
Accounts Receivable - Accounts receivable are shown net of an allowance for doubtful accounts of $198,786 and $182,488 as of June 30, 2020 and December 31, 2019, respectively. The Company evaluates the adequacy of its allowances by analyzing the aging of receivables, customer financial condition, historical collection experience, the value of any collateral and other economic and industry factors. Actual collections may differ from historical experience, and if economic, business or customer conditions deteriorate significantly, adjustments to these reserves may be required. When the Company becomes aware of factors that indicate a change in a specific customer’s ability to meet its financial obligations, the Company records a specific reserve for credit losses. Accounts receivable from a large customer accounted for 18.8% of the Company's total accounts receivable balance as of December 31, 2019. As of June 30, 2020, the Company had no similar accounts receivable concentration.
Provisions and Warranties - We provide a warranty on our products. Liability under the warranty policy is based on a review of historical warranty claims. Adjustments are made to the accruals as claims data experience warrant. Our liability for warranties as of June 30, 2020 and December 31, 2019 was $57,434 and $65,591, respectively. The following tables present a summary of our accrued warranty liabilities for the six months ended June 30, 2020 and the twelve months ended December 31, 2019:

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2020 and 2019
(Unaudited)

2020
Warranty liability, January 1	$65,591
Warranties assumed in period	128,599
Payments	(136,756)
Warranty liability, June 30	$57,434

2019
Warranty liability, January 1	$70,250
Warranties assumed in period	384,214
Payments	(388,873)
Warranty liability, December 31	$65,591
Recent Accounting Pronouncements Issued and Not Yet Adopted
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, “Financial Instruments — Measurement of Credit Losses on Financial Instruments”, which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for the Company beginning January 1, 2023 and is required to be applied prospectively. We are currently evaluating the impact that ASU 2016-13 will have on our consolidated financial statements.
In December 2019, the FASB issued Accounting Standards Update ASU 2019-12, “Simplifying the Accounting for Income Taxes”, which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating taxes during the quarters and the recognition of deferred tax liabilities for outside basis differences. This guidance also simplifies aspects of the accounting for franchise taxes and changes in tax laws or rates, as well as clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for the Company beginning January 1, 2021. We do not expect this standard to have a material effect on our consolidated financial statements.

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

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2020 and 2019
(Unaudited)
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
The following table summarizes transactions within contract liabilities for the three and six months ended June 30, 2020:

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2020 and 2019
(Unaudited)

Balance, December 31, 2019	$559,232
Revenue recognized related to payments included in the December 31, 2019 balance	(526,202)
Payments received for which performance obligations have not been satisfied	1,043,767
Effect of foreign currency translation	(734)
Balance, March 31, 2020	$1,076,063
Revenue recognized related to payments included in the March 31, 2020 balance	(1,022,851)
Payments received for which performance obligations have not been satisfied	163,903
Effect of foreign currency translation	1,215
Balance, June 30, 2020	$218,330
The table below sets forth the disaggregation of revenue by product category for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Product Revenue
Paint protection film	$24,248,115	$21,166,420	$44,019,235	$39,622,775
Window film	5,954,800	3,171,155	9,044,906	5,004,071
Other	759,081	1,087,914	1,647,772	1,853,366
Total	30,961,996	25,425,489	54,711,913	46,480,212

Service Revenue
Software	$809,897	$775,745	$1,661,469	$1,519,513
Cutbank credits	1,611,858	2,064,962	3,225,122	3,530,096
Installation labor	2,391,570	1,647,954	4,413,020	2,946,343
Training	30,537	180,004	182,797	343,436
Total	4,843,862	4,668,665	9,482,408	8,339,388

Total	$35,805,858	$30,094,154	$64,194,321	$54,819,600
Because many of our international customers require us to ship their orders to freight forwarders located in the United States, we cannot be certain about the ultimate destination of the product. The

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2020 and 2019
(Unaudited)
following table represents our estimate of sales by geographic regions based on our understanding of ultimate product destination based on customer interactions, customer locations and other factors:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$16,118,729	$16,497,347	$31,671,767	$29,007,097
China	9,987,370	3,127,723	12,011,879	7,646,920
Canada	3,958,167	5,217,535	8,133,364	8,315,899
Continental Europe	2,897,562	1,974,328	5,691,304	3,396,060
United Kingdom	630,720	926,925	1,747,148	1,810,283
Asia Pacific	1,141,191	1,059,560	1,911,235	1,931,518
Latin America	484,358	512,680	962,053	998,809
Middle East/Africa	561,510	720,347	1,850,566	1,603,479
Other	26,251	57,709	215,005	109,535
Total	$35,805,858	$30,094,154	$64,194,321	$54,819,600
Our largest customer accounted for 27.9% and 10.4% of our net sales during the three months ended June 30, 2020 and 2019, respectively and 18.7% and 13.9% of our net sales during the six months ended June 30, 2020 and 2019, respectively.

4. PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following:

	June 30, 2020	December 31, 2019
Furniture and fixtures	$1,241,569	$1,168,894
Computer equipment	1,293,000	1,151,295
Vehicles	733,560	683,213
Equipment	1,816,629	1,648,656
Leasehold improvements	1,857,920	1,479,594
Plotters	1,040,553	839,455
Construction in Progress	311,910	306,100
Total property and equipment	8,295,141	7,277,207
Less: accumulated depreciation	3,745,608	3,262,554
Property and equipment, net	$4,549,533	$4,014,653
Depreciation expense for the three months ended June 30, 2020 and 2019 was $293,860 and $220,270, respectively. For the six months ended June 30, 2020 and 2019, depreciation expense was $564,177 and $421,088, respectively.

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2020 and 2019
(Unaudited)
5. INTANGIBLE ASSETS, NET
Intangible assets consists of the following:

	June 30, 2020	December 31, 2019
Trademarks	$323,076	$309,395
Software	2,473,813	2,288,062
Trade name	481,744	492,408
Contractual and customer relationships	3,881,040	3,010,480
Non-compete	394,844	268,459
Other	201,734	208,012
Total cost	7,756,251	6,576,816
Less: Accumulated amortization	3,169,908	2,756,356
Intangible assets, net	$4,586,343	$3,820,460
Amortization expense for the three months ended June 30, 2020 and 2019 was $232,225 and $186,824, respectively. For the six months ended June 30, 2020 and 2019, amortization expense was $466,121 and $371,372, respectively.
The Company completed the acquisition of a business during the six months ended June 30, 2020. Refer to Note 12 for additional information related to intangible assets added from this acquisition.

6. GOODWILL
The following table summarizes goodwill transactions for the six months ended June 30, 2020 and 2019:

Balance at December 31, 2018	$2,322,788
Impairment	(35,884)
Foreign Exchange	62,597
Balance at June 30, 2019	$2,349,501

Balance at December 31, 2019	$2,406,512
Additions	1,184,774
Foreign Exchange	(93,403)
Balance at June 30, 2020	$3,497,883
The Company completed the acquisition of a business during the six months ended June 30, 2020. Refer to Note 12 for additional information related to goodwill added from this acquisition.

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2020 and 2019
(Unaudited)
7. INVENTORIES
The components of inventory are summarized as follows:

	June 30, 2020	December 31, 2019
Film and film based products	$12,930,514	$13,538,610
Other products	1,430,560	1,226,708
Packaging and supplies	438,905	496,661
Inventory reserve	(93,397)	(120,826)
	$14,706,582	$15,141,153

8. DEBT
REVOLVING FACILITIES
The Company has a $8,500,000 revolving line of credit agreement with The Bank of San Antonio to support its continuing working capital needs. The Bank of San Antonio has been granted a security interest in substantially all of the Company’s current and future assets. Borrowings under the credit agreement bear interest at a variable rate of the Wall Street Journal prime rate minus 1.00% with a floor of 3.50%. In May 2020, the Company renewed this line of credit, extending its maturity date to June 5, 2022. The interest rate was 3.50% and 5.50% as of June 30, 2020 and December 31, 2019, respectively. During the three months ended June 30, 2020, the Company repaid a total of $6,000,000 under this facility plus interest of $41,806. As of both June 30, 2020 and December 31, 2019, no balance was outstanding on this line.
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
As of June 30, 2020 and December 31, 2019, the Company was in compliance with all debt covenants.
XPEL Canada Corp., a wholly owned subsidiary of XPEL, Inc., also has a CAD $4,500,000 revolving line of credit agreement with HSBC Bank Canada to support its continuing working capital needs. The line has a variable interest rate of the HSBC Canada Bank’s prime rate plus 0.25%. The interest rate as of June 30, 2020 and December 31, 2019 was 2.70% and 4.20%, respectively. During the three months ended June 30, 2020, the Company borrowed and repaid CAD $4,000,000 under this facility plus interest of CAD $13,051. As of June 30, 2020 and December 31, 2019, no balance was outstanding on this line of credit. This facility is guaranteed by the parent company.
NOTES PAYABLE
On May 11, 2020, the Company borrowed $6,000,000 pursuant to a 36-month term-loan with The Bank of San Antonio. The term-loan bears interest at a rate of 3.5% per annum, requires monthly payments of principal and interest and matures in June 2023. As of June 30, 2020, $6,000,000 was

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2020 and 2019
(Unaudited)
outstanding under the term-loan. The term-note is secured by a security interest in substantially all of our current and future assets.
As part of its acquisition strategy, the Company uses a combination of cash and unsecured non-interest bearing promissory notes payable to fund its business acquisitions. The Company discounts the promissory note to fair value using market interest rates at the time of the acquisition.
Notes payable are summarized as follows:

	Weighted Average Interest Rate	Matures	June 30, 2020	December 31, 2019
Term-loan	3.50%	2023	$6,000,000	$—
Acquisition notes payable	3.23%	2023	1,362,538	769,507
Total debt			7,362,538	769,507
Current portion			2,543,301	462,226
Total long-term debt			$4,819,237	$307,281

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following table presents significant accounts payable and accrued liability balances as of the periods ending:

	June 30, 2020	December 31, 2019
Trade payables	$11,339,567	$7,440,965
Payroll liabilities	1,230,156	1,367,340
Contract liabilities	218,330	559,232
Other liabilities	999,006	829,816
	$13,787,059	$10,197,353

10. FAIR VALUE MEASUREMENTS
Financial instruments include cash and cash equivalents (level 1) and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate fair value because of the near-term maturities of these financial instruments. The carrying value of the Company’s notes payable approximates fair value due to the relatively short-term nature and interest rates of the notes. For discussion of the fair value measurements related to goodwill refer to Note 6, Goodwill of the financial statements for periods ended June 30, 2020 and December 31, 2019.
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

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2020 and 2019
(Unaudited)
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
The Company completed the following acquisition during the six months ended June 30, 2020:

Acquisition Date	Name/Location/Description	Purchase Price	Acquisition Type	Acquisition Purpose
February 1, 2020	Protex Centre, Laval, Quebec, Canada - Paint protection installation shop	$2,383,968	Share Purchase	Local market expansion
The total preliminary purchase price for the acquisition completed during the six months ended June 30, 2020 and a preliminary allocation of that purchase price are set forth in the table below. The purchase agreement provides for customary purchase price adjustments related to acquired working capital that have not yet been finalized.

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2020 and 2019
(Unaudited)

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
$2,383,968
Intangible assets acquired in 2020 have a weighted average useful life of 8.51 years.
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
The acquired company was consolidated into our financial statements on its acquisition date. The amount of revenue and net income of this acquisition which has been consolidated into our financial statements for the six months ended June 30, 2020 was $1,167,815 and $189,322, respectively.

The following unaudited consolidated pro forma combined financial information presents our results, including the estimated expenses relating to the amortization of intangibles purchased, as if this acquisition had occurred on January 1, 2020 and 2019:

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2020 and 2019
(Unaudited)

	Six Months Ended June 30,
	2020 (unaudited)	2019 (unaudited)
Revenue	64,321,080	56,140,866
Net income	5,434,874	4,856,487
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess the financial condition and results of operations of XPEL, Inc. (“XPEL” or the “Company”) or its subsidiaries. Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the heading “Forward-Looking Statements” in this report and under “Item 1A. Risk Factors” in our annual report on Form 10-K which was filed with the Securities and Exchange Commission (“SEC”) on March 16, 2020 and is available on the SEC’s website at www.sec.gov.
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

•our ability to continue to effectively manage through the COVID-19 pandemic;
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
Company Overview
Founded in 1997 and incorporated in 2003, XPEL has grown from an automotive product design software company to a global provider of protective films and coatings, including automotive paint protection film, surface protection film, and automotive and commercial/residential window films and ceramic coatings, as well as a provider of complementary proprietary software. In 2018, we expanded our product offerings to include window film (both commercial and residential) and security film protection for commercial and residential uses. Today, we employ approximately 270 employees and serve over 2,400 direct customers and several thousand indirect customers around the world.
XPEL began as a software company designing vehicle patterns used to produce cut-to-fit protective film for the painted surfaces of automobiles. In 2007, we began selling automobile protective film products to complement our software business. In 2011, we introduced the ULTIMATE protective film which, at the time, was the industry’s first protective film with self-healing properties. The ULTIMATE technology allows the protective film to better absorb the impacts from rock impingement or other road debris, thereby fully protecting the painted surface of a vehicle. The film is described as “self-healing” due to its ability to return to its original state after damage from surface scratches.
The launch of the ULTIMATE product catapulted XPEL into several years of strong revenue growth. In 2014, we began our international expansion by establishing an office in the United Kingdom. In 2015, we acquired Parasol Canada, a distributor of our products in Canada. In early 2016, we expanded our product offerings to include an automotive protective window film branded as PRIME. In 2017, we established our European headquarters in The Netherlands. We continued our international expansion in 2017 with the acquisition of Protex Canada, a leading franchisor of automotive protective film franchises serving Canada, as well as opened our XPEL Mexico office. In 2018, we launched our first product offering outside of the automotive industry, a window and security film for commercial and residential uses. Also in 2018, we launched the next generation of our highly successful ULTIMATE line, ULTIMATE PLUS. In 2019, we established an office in Germany to better serve our customers in that market. Also, in 2019 we launched our ceramic coating product. In 2020, the Company purchased Protex Centre in Montreal, Canada as a continuation of its acquisition strategy.
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

We have taken and expect to continue to take proactive steps to maintain business continuity, manage our costs and bolster our balance sheet and cash position in light of the pandemic, including but not limited to, the following:
•As more fully described under “Liquidity and Capital Resources,” in May 2020, we borrowed $6.0 million under a term loan with The Bank of San Antonio.
•As more fully described under “Liquidity and Capital Resources,” in May 2020, we renewed and extended our revolving credit facility until June 2022.
As a result of these actions, we have increased our cash position and believe that our level of liquidity and cost cutting measures will help us to continue to effectively navigate the current economic disruption associated with the ongoing COVID-19 pandemic.
Trends and Uncertainties
The effects of the COVID-19 pandemic impacted our financial results in the second quarter of 2020 in all operating regions outside of China and Continental Europe. For all regions outside of China and Continental Europe, our revenue declined 8.3% in the aggregate compared to the same quarter for the prior year, including a 2.3% decline in the United States, our largest region. This decline in sales in other parts of the world was offset primarily by a resurgence in demand within the Chinese market, where we realized a 219.3% increase in sales compared to the same quarter in the prior year. The effects of the pandemic on our financial results in future periods could be significant and cannot currently be reasonably estimated due to the volatility, uncertainty and economic disruption caused by the pandemic. See the risk factor “The COVID-19 pandemic could materially adversely affect our financial condition and results of operations” included in Part II, Item 1A “Risk Factors” of this Report for further discussion of the potential impact of the COVID-19 pandemic on our business, results of operations and financial condition.
As we look ahead, we are unable to determine or predict the overall impact the COVID-19 pandemic will have on our customers, vendors and suppliers or our business, results of operations, or financial condition. Significant uncertainty still exists concerning the overall magnitude of the impact and the duration of the COVID-19 pandemic. For example, automotive sales and production are highly cyclical. As demand for automotive products fluctuate or decrease, the demand for our products may also fluctuate or decrease. Refer to "Item 1A Risk Factors" in our annual report on Form 10-K for additional consideration of the cyclical nature of the automotive industry. As a result, we will continue to closely monitor updates regarding the spread of COVID-19 and adjust our operations according to guidelines from local, state and federal officials. In light of the foregoing, we may take further actions that alter our business operations or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

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
The following table is a reconciliation of Net Income to EBITDA for the three and six months ended June 30, 2020 and 2019:

	(Unaudited)			(Unaudited)
	Three Months Ended June 30,			Six Months Ended June 30, 2020
	2020	2019	% Change	2020	2019	% Change
Net Income	$3,973,690	$3,007,310	32.1%	$5,585,044	$4,867,313	14.7%
Interest	74,554	29,074	156.4%	105,112	57,780	81.9%
Taxes	1,088,071	938,405	15.9%	1,514,450	1,504,293	0.7%
Depreciation	293,860	220,270	33.4%	564,177	421,088	34.0%
Amortization	232,225	186,824	24.3%	466,121	371,372	25.5%
EBITDA	$5,662,400	$4,381,883	29.2%	$8,234,904	$7,221,846	14.0%

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

Results of Operations
The following tables summarize the Company’s consolidated results of operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	% of Total Revenue	Three Months Ended June 30, 2019	% of Total Revenue	$ Change	% Change
Total revenue	$35,805,858	100.0%	$30,094,154	100.0%	$5,711,704	19.0%
Total cost of sales	24,066,781	67.2%	19,468,141	64.7%	4,598,640	23.6%
Gross margin	11,739,077	32.8%	10,626,013	35.3%	1,113,064	10.5%
Total operating expenses	6,598,621	18.4%	6,654,742	22.1%	(56,121)	(0.8)%
Operating income	5,140,456	14.4%	3,971,271	13.2%	1,169,185	29.4%
Other expenses	78,695	0.2%	25,556	0.1%	53,139	207.9%
Income tax	1,088,071	3.0%	938,405	3.1%	149,666	15.9%
Net income	$3,973,690	11.1%	$3,007,310	10.0%	$966,380	32.1%

	Six Months Ended June 30, 2020	% of Total Revenue	Six Months Ended June 30, 2019	% of Total Revenue	$ Change	% Change
Total revenue	$64,194,321	100.0%	$54,819,600	100.0%	$9,374,721	17.1%
Total cost of sales	42,158,356	65.7%	36,043,507	65.7%	6,114,849	17.0%
Gross margin	22,035,965	34.3%	18,776,093	34.3%	3,259,872	17.4%
Total operating expenses	14,411,641	22.5%	12,331,799	22.5%	2,079,842	16.9%
Operating income	7,624,324	11.9%	6,444,294	11.8%	1,180,030	18.3%
Other expenses	524,830	0.8%	72,688	0.1%	452,142	622.0%
Income tax	1,514,450	2.4%	1,504,293	2.7%	10,157	0.7%
Net income	$5,585,044	8.7%	$4,867,313	8.9%	$717,731	14.7%
The following tables summarize revenue results for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		%	% of Total Revenue
	2020	2019	Inc (Dec)	2020	2019
Product Revenue
Paint protection film	$24,248,115	$21,166,420	14.6%	67.7%	70.3%
Window film	5,954,800	3,171,155	87.8%	16.6%	10.5%
Other	759,081	1,087,914	(30.2)%	2.2%	3.7%
Total	$30,961,996	$25,425,489	21.8%	86.5%	84.5%

Service Revenue
Software	$809,897	$775,745	4.4%	2.3%	2.6%
Cutbank credits	1,611,858	2,064,962	(21.9)%	4.5%	6.9%
Installation labor	2,391,570	1,647,954	45.1%	6.7%	5.5%
Training	30,537	180,004	(83.0)%	0.0%	0.5%
Total	$4,843,862	$4,668,665	3.8%	13.5%	15.5%

Total	$35,805,858	$30,094,154	19.0%	100.0%	100.0%

	Six Months Ended June 30,		%	% of Total Revenue
	2020	2019	Inc (Dec)	2020	2019
Product Revenue
Paint protection film	$44,019,235	$39,622,775	11.1%	68.6%	72.3%
Window film	9,044,906	5,004,071	80.8%	14.1%	9.1%
Other	1,647,772	1,853,366	(11.1)%	2.5%	3.4%
Total	$54,711,913	$46,480,212	17.7%	85.2%	84.8%

Service Revenue
Software	$1,661,469	$1,519,513	9.3%	2.6%	2.8%
Cutbank credits	3,225,122	3,530,096	(8.6)%	5.0%	6.4%
Installation labor	4,413,020	2,946,343	49.8%	6.9%	5.4%
Training	182,797	343,436	(46.8)%	0.3%	0.6%
Total	$9,482,408	$8,339,388	13.7%	14.8%	15.2%

Total	$64,194,321	$54,819,600	17.1%	100.0%	100.0%
Because many of our international customers require us to ship their orders to freight forwarders located in the United States, we cannot be certain about the ultimate destination of the product. The following tables represent our estimate of sales by geographic regions based on our understanding of ultimate product destination based on customer interactions, customer locations and other factors for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		%	% of Total Revenue
	2020	2019	Inc (Dec)	2020	2019
United States	$16,118,729	$16,497,347	(2.3)%	45.0%	54.8%
China	9,987,370	3,127,723	219.3%	27.9%	10.4%
Canada	3,958,167	5,217,535	(24.1)%	11.1%	17.3%
Continental Europe	2,897,562	1,974,328	46.8%	8.1%	6.6%
United Kingdom	630,720	926,925	(32.0)%	1.8%	3.1%
Asia Pacific	1,141,191	1,059,560	7.7%	3.2%	3.5%
Latin America	484,358	512,680	(5.5)%	1.4%	1.7%
Middle East/Africa	561,510	720,347	(22.1)%	1.5%	2.4%
Other	26,251	57,709	(54.5)%	0.0%	0.2%
Total	$35,805,858	$30,094,154	19.0%	100.0%	100.0%

	Six Months Ended June 30,		%	% of Total Revenue
	2020	2019	Inc (Dec)	2020	2019
United States	$31,671,767	$29,007,097	9.2%	49.3%	52.9%
China	12,011,879	7,646,920	57.1%	18.7%	13.9%
Canada	8,133,364	8,315,899	(2.2)%	12.7%	15.2%
Continental Europe	5,691,304	3,396,060	67.6%	8.9%	6.2%
United Kingdom	1,747,148	1,810,283	(3.5)%	2.7%	3.3%
Asia Pacific	1,911,235	1,931,518	(1.1)%	3.0%	3.5%
Latin America	962,053	998,809	(3.7)%	1.5%	1.8%
Middle East/Africa	1,850,566	1,603,479	15.4%	2.9%	2.9%
Other	215,005	109,535	96.3%	0.3%	0.3%
Total	$64,194,321	$54,819,600	17.1%	100.0%	100.0%

Product Revenue. Product revenue for the three months ended June 30, 2020 increased 21.8% over the three months ended June 30, 2019. Product revenue represented 86.5% of our total revenue compared to 84.5% in the three months ended June 30, 2019. Revenue from our paint protection film product line increased 14.6% over the three months ended June 30, 2019. Paint protection film sales represented 67.7% and 70.3% of our total consolidated revenues for the three months ended June 30, 2020 and 2019, respectively. The increase in paint protection film sales was primarily attributable to a significant increase in demand for our products in China pursuant to that market's re-emergence from COVID-19 impacts. This increase was partially offset by declines in product revenue in the United States, Canada and other regions due to the impacts of COVID-19. Revenue from our window film product line grew 87.8% for the three months ended June 30, 2020. Window film sales represented 16.6% and 10.5% of our total consolidated revenues for the three months ended June 30, 2020 and 2019, respectively. This increase in window film sales was due mainly to continued increases in demand for our window film products primarily in China and the United States regions.
Product revenue for the six months ended June 30, 2020 increased 17.7% over the the six months ended June 30, 2019. This increase was driven primarily by increased demand for our products in the United States, China and Continental Europe. The increase in paint protection film sales was primarily attributable to an increase in demand for our products in China and the United States during the six months ended June 30, 2020. Window film revenue for the six months ended June 30, 2020 increased 80.8% over the six months ended June 30, 2019 due primarily to increased demand in China and the United States regions.
Service revenue. Service revenue consists of revenue from fees for DAP software access, cutbank credit revenue which represents per-cut fees sold for pattern access or the value of pattern access provided with eligible product revenue, revenue from the labor portion of installation sales in our installation centers and revenue from training services provided to our customers. Service revenue grew 3.8% over the three months ended June 30, 2019. Software revenue increased 4.4% over the three months ended June 30, 2019. These increases were due mainly to increases in total subscribers for our DAP software. Cutbank credit revenue declined 21.9% from the three months ended June 30, 2019 due mainly to declines in product revenue in the United States and Canada resulting from the impacts of COVID-19. Installation labor revenue increased 45.1% over the three months ended June 30, 2019. Excluding acquisition related growth, installation labor revenue grew 16.0% due to increases in demand for installation services primarily in Europe. Training revenue declined 83.0% over the three months ended June 30, 2019 due mainly to reduced attendance in our training classes resulting from COVID-19.

Service revenue for the six months ended June 30, 2020 grew 13.7% over the six months ended June 30, 2019. Software revenue grew 9.3% over the six months ended June 30, 2019. These increases were due primarily to increases in total subscribers to our DAP software. Cutbank credits revenue declined 8.6% over the six months ended June 30, 2019 due primarily to declines in product revenue in the United States and Canada resulting from the impacts of COVID-19. Installation labor increased 49.8% over the six months ended June 30, 2019. Excluding acquisition related growth, installation labor increased 25.2% over the six months ended June 30, 2019 due primarily to increases in demand for installation services in our installation facilities.
Total installation revenue (labor and product combined) at our installation centers increased 45.2% over the three months ended June 30, 2019. This represented 8.0% and 6.5% of our total consolidated revenue for the three months ended June 30, 2020 and 2019, respectively. Excluding acquisition related growth, total installation revenue grew 28.3%. Total installation revenue increased 49.8% over the six months ended June 30, 2019. This represented 8.2% and 6.4% of our total consolidated revenue for the six months ended June 30, 2020 and 2019, respectively. Excluding acquisition related growth, total installation revenue grew 28.8% over the six months ended June 30, 2019.
Adjusted product revenue, which combines the cutbank credit revenue service component with product revenue, increased 18.5% over the three months ended June 30, 2019 due mainly to returning demand in China. Adjusted product revenue increased 15.9% versus the six months ended June 30, 2019.
Cost of Sales
Cost of sales consists of product costs and the costs to provide our services. Product costs consist of material costs, personnel costs related to warehouse personnel, shipping costs, warranty costs and other related costs to provide products to our customers. Cost of service includes the labor costs associated with installation of product in our installation facilities, costs of labor associated with pattern design for our cutting software and the costs incurred to provide training for our customers. Product costs in the three months ended June 30, 2020 increased 21.6% over the three months ended June 30, 2019. Cost of product sales represented 63.0% and 61.6% of total revenue in the three months ended June 30, 2020 and 2019, respectively. Cost of service revenue grew 64.7% during the three months ended June 30, 2020 due mainly to the increased installation labor costs associated with increased installation sales at our installation centers.
Product costs in the six months ended June 30, 2020 increased 14.8% over the six months ended June 30, 2019. Cost of product sales represented 61.2% and 62.5% of total revenue in the six months ended June 30, 2020 and 2019, respectively. Cost of service revenue grew 57.4% during the six months ended June 30, 2020.
Gross Margin
Gross margin for the three months ended June 30, 2020 grew approximately $1.1 million, or 10.5%, from the three months ended June 30, 2019. For the three months ended June 30, 2020, gross margin represented 32.8% of revenue.
Gross margin for the six months ended June 30, 2020 grew approximately $3.3 million, or 17.4%, from the six months ended June 30, 2019. For the six months ended June 30, 2020, gross margin represented 34.3% of revenue. The following tables summarize gross margin for product and services for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		%	% of Category Revenue
	2020	2019	Inc (Dec)	2020	2019
Product	$8,405,300	$6,874,459	22.3%	27.1%	27.0%
Service	3,333,777	3,751,554	(11.1)%	68.8%	80.4%
Total	$11,739,077	$10,626,013	10.5%	32.8%	35.3%

	Six Months Ended June 30,		%	% of Category Revenue
	2020	2019	Inc (Dec)	2020	2019
Product	$15,393,804	$12,241,149	25.8%	28.1%	26.3%
Service	6,642,161	6,534,944	1.6%	70.0%	78.4%
Total	$22,035,965	$18,776,093	17.4%	34.3%	34.3%
Product gross margin for the three months ended June 30, 2020 increased approximately $1.5 million, or 22.3%, over the three months ended June 30, 2019 and represented 27.1% and 27.0% of total product revenue for the three months ended June 30, 2020 and 2019, respectively. This increase was due primarily to increases in revenue, improvements in product costs and operating leverage.
Product gross margin for the six months ended June 30, 2020 increased approximately $3.2 million, or 25.8%, over the six months ended June 30, 2019 and represented 28.1% and 26.3% of total product revenue for the six months ended June 30, 2020 and 2019, respectively. This increase was due primarily to increases in revenue, improvements in product costs and operating leverage.
Service gross margin decreased approximately $0.4 million, or 11.1%, over the three months ended June 30, 2019. This represented 68.8% and 80.4% of total service revenue for the three months ended June 30, 2020 and 2019, respectively. The decrease in service gross margin percentage for the the three months ended June 30, 2020 was primarily due to installation labor revenue, which is lower margin than software related revenue, growing at a faster rate than software related revenue. During the period, revenues at our Company-owned installation facilities in the United States and Canada were impacted by reductions in demand because of the COVID-19 pandemic. The Company retained and continued to pay its installation personnel during this period which further impacted installation labor margins.
Service gross margin increased approximately $0.1 million, or 1.6%, over the six months ended June 30, 2019. This represented 70.0% and 78.4% of total service revenue for the six months ended June 30, 2020 and 2019, respectively.
Operating Expenses
Sales and marketing expenses for the three months ended June 30, 2020 decreased 7.0% compared to the same period in 2019. These expenses represented 5.4% and 6.9% of total consolidated revenue for the three months ended June 30, 2020 and 2019, respectively. This decrease was due primarily to a reduction in expenses pursuant to the COVID-19 pandemic which forced the suspension and/or cancellation of certain events.
For the six months ended June 30, 2020, sales and marketing expenses increased 27.3% compared to the same period in 2019. These expenses represented 7.3% and 6.7% of total consolidated revenue for the six months ended June 30, 2020 and 2019, respectively. This increase was due to additional marketing and personnel costs incurred to support the ongoing growth of the Company.

General and administrative expenses grew approximately $0.1 million, or 1.9% over the three months ended June 30, 2019. These costs represented 13.1% and 15.3% of total consolidated revenue for the three months ended June 30, 2020 and 2019, respectively.
General and administrative expenses grew approximately $1.1 million, or 12.5%, during the six months ended June 30, 2020 over the same period in 2019. These costs represented 15.2% and 15.8% of total consolidated revenue for the six months ended June 30, 2020 and 2019, respectively. The increase was due mainly to increases in personnel, occupancy costs and information technology costs to support the on-going growth of the business.

Other Expense
Other expense consists of interest expense and foreign currency exchange gain/loss. Interest expense increased during the three months ended June 30, 2020 due primarily to the Company's increased borrowings on its revolving credit facilities in response to the COVID-19 pandemic. The Company incurred approximately $0.4 million in foreign currency exchange losses during the six months ended June 30, 2020 resulting from foreign currency fluctuations in response to the COVID-19 pandemic.
Income Tax Expense
Income tax expense for the three months ended June 30, 2020 increased $0.1 million from the three months ended June 30, 2019, Our effective tax rate was 21.5% for the three months ended June 30, 2020 compared with 23.8% for the three months ended June 30, 2019. This reduction in the effective tax rate was due primarily to larger expected permanent tax benefits we expect to realize compared to the same period last year.
Income tax expense for the six months ended June 30, 2020 increased $0.01 million from the same period in 2019, Our effective tax rate was 21.3% for the six months ended June 30, 2020 compared with 23.6% for the six months ended June 30, 2019. This reduction in the effective tax rate was due primarily to larger expected permanent tax benefits we expect to realize compared to the same period last year.
Net income for the three months ended June 30, 2020 increased 32.1% to $4.0 million.
Net income for the six months ended June 30, 2020 increased 14.7% to $5.6 million.

Liquidity and Capital Resources
The primary source of liquidity for our business is cash and cash equivalents and cash flows provided by operations. As of June 30, 2020, we had cash and cash equivalents of $25.8 million. For the six months ended June 30, 2020, cash flows provided by operations were $11.8 million. We expect to continue to have cash requirements to support working capital needs, capital expenditures (including acquisitions), and to pay interest and service debt, if applicable. We believe we have the ability and sufficient resources to meet these cash requirements by using available cash, internally generated funds and borrowing under committed credit facilities. We are focused on continuing to generate positive operating cash to fund our operational and capital investment initiatives. We believe we have sufficient liquidity to operate for at least the next 12 months from the date of filing this report.

Operating activities. Cash flows provided by operations totaled approximately $11.8 million for the six months ended June 30, 2020, compared to $3.1 million for the six months ended June 30, 2019. This increase was due mainly to increases in operating earnings and changes in working capital.
Investing activities. Cash flows used in investing activities totaled approximately $2.4 million during the six months ended June 30, 2020 compared to $0.9 million during the six months ended June 30, 2019. This increase was due mainly to the acquisition of Protex Centre (Note 12) and increases in capital expenditures.
Financing activities. Cash flows provided by financing activities during the six months ended June 30, 2020 totaled approximately $4.8 million compared to cash use in the prior year of $0.7 million. This increase was due primarily to new borrowing under a term loan agreement with the Bank of San Antonio (Note 8). This increase was partially offset by the purchase of the minority interest in the Company's subsidiary in the United Kingdom (Note 1).
Debt obligations as of June 30, 2020 and December 31, 2019 totaled approximately $7.4 million and $0.8 million, respectively.
Credit Facilities
As of June 30, 2020, our credit facilities consisted of an $8.5 million revolving line of credit agreement with The Bank of San Antonio and a revolving credit facility maintained by our Canadian subsidiary. The Bank of San Antonio facility is utilized to fund our working capital needs and is secured by a security interest in substantially all of our current and future assets. Borrowings under the credit agreement bear interest at a variable rate of the Wall Street Journal prime rate minus 1.00% with a floor of 3.50%. The interest rate as of June 30, 2020 and December 31, 2019 was 3.50% and 5.50%, respectively. During the three months ended June 30, 2020, the Company repaid a total of $6,000,000 under this facility plus interest of $41,806. As of both June 30, 2020 and December 31, 2019, no balance was outstanding on this line. We renewed and extended this revolving credit facility for an additional two years in May 2020. The renewed credit agreement matures on June 5, 2022.
The credit agreement contains customary covenants including covenants relating to complying with applicable laws, delivery of financial statements, payment of taxes and maintaining insurance. The credit agreement also requires that the Company must maintain debt service coverage (EBITDA divided by the current portion of long-term debt plus interest) of 1.25:1 and funded debt to EBITDA of 2.5 times on a rolling four quarter basis. The credit agreement also contains customary events of default including the failure to make payments of principal and interests, the breach of any covenants, the occurrence of a material adverse change, and certain bankruptcy and insolvency events. As of June 30, 2020, the Company was in compliance with all covenants.
On May 11, 2020, the Company borrowed $6,000,000 pursuant to a 36-month term loan with the Bank of San Antonio. The term loan bears interest at 3.5% annually, requires monthly payments of principal and interest and matures in June 2023. At June 30, 2020, $6,000,000 was outstanding under the term-loan. The term-note is secured by a security interest in substantially all of our current and future assets.
XPEL Canada Corp., a wholly-owned subsidiary of XPEL, Inc., also has a Canadian Dollar (“CAD”) $4.5 million revolving credit facility through HSBC Bank Canada. This facility is utilized to fund our working capital needs in Canada. This facility bears interest at HSBC Canada Bank’s prime rate plus .25% per annum and is guaranteed by the parent company. During the three months ended June 30, 2020, the Company borrowed and repaid CAD $4,000,000 under this facility plus interest of CAD $13,051. As of June 30, 2020 and December 31, 2019, no balance was outstanding on this facility.

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

Off-Balance Sheet Arrangements
As of June 30, 2020 and December 31, 2019, we did not have any relationships with unconsolidated organizations or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange contracts.

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
The global pandemic resulting from the outbreak of COVID-19 has disrupted global health, economic and market conditions, consumer behavior and the Company's global operations beginning in early 2020. We cannot predict how the pandemic will continue to develop or to what extent the pandemic may have longer term unanticipated impacts on our global operations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the six months ended June 30, 2020, the Company did not issue any shares of its common stock or other equity securities of the Company that were not registered under the Securities Act of 1933, as amended.

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

XPEL, Inc. (Registrant)

	By:	/s/ Barry R. Wood
Barry R. Wood
Senior Vice President and Chief Financial Officer
August 12, 2020		(Authorized Officer and Principal Financial and Accounting Officer)