Form 10-Q
period 2020-09-30
XPEL, Inc.
filed 2020-11-10
CIK 1767258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The registrant had 27,612,597 shares of common stock outstanding as of November 10, 2020.

Part I. Financial Information

Item 1. Financial Statements

XPEL, INC.
Condensed Consolidated Balance Sheets

	(Unaudited)	(Audited)
	September 30, 2020	December 31, 2019
Assets
Current
Cash and cash equivalents	$27,224,471	$11,500,973
Accounts receivable, net	8,967,710	7,154,084
Inventory, net	18,961,093	15,141,153
Prepaid expenses and other current assets	2,803,733	2,391,340
Income tax receivable	—	93,150
Total current assets	57,957,007	36,280,700
Property and equipment, net	4,591,787	4,014,653
Right-of-Use lease assets	5,100,499	5,079,110
Intangible assets, net	4,510,161	3,820,460
Other assets	478,291	—
Goodwill	3,559,614	2,406,512
Total assets	$76,197,359	$51,601,435
Liabilities
Current
Current portion of notes payable	$2,554,529	$462,226
Current portion lease liabilities	1,326,466	1,126,701
Accounts payable and accrued liabilities	16,692,018	10,197,353
Income tax payable	326,590	—
Total current liabilities	20,899,603	11,786,280
Deferred tax liability, net	851,329	604,715
Non-current portion of lease liabilities	3,826,003	4,009,949
Non-current portion of notes payable	4,193,436	307,281
Total liabilities	29,770,371	16,708,225
Stockholders’ equity
Preferred stock, $0.001 par value; authorized 10,000,000; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,612,597 issued and outstanding	27,613	27,613
Additional paid-in-capital	10,412,471	11,348,163
Accumulated other comprehensive loss	(801,266)	(908,764)
Retained earnings	36,788,170	24,594,878
	46,426,988	35,061,890
Non-controlling interest	—	(168,680)
Total stockholders’ equity	46,426,988	34,893,210
Total liabilities and stockholders’ equity	$76,197,359	$51,601,435
See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Product revenue	$39,528,383	$30,815,251	$94,240,296	$77,295,463
Service revenue	6,594,413	4,802,747	16,076,821	13,142,135
Total revenue	46,122,796	35,617,998	110,317,117	90,437,598

Cost of Sales
Cost of product sales	28,369,882	22,283,771	67,687,991	56,522,834
Cost of service	1,723,082	1,061,197	4,563,329	2,865,641
Total cost of sales	30,092,964	23,344,968	72,251,320	59,388,475
Gross Margin	16,029,832	12,273,030	38,065,797	31,049,123

Operating Expenses
Sales and marketing	2,326,900	1,805,038	6,989,678	5,468,980
General and administrative	5,289,277	4,798,833	15,038,140	13,466,690
Total operating expenses	7,616,177	6,603,871	22,027,818	18,935,670

Operating Income	8,413,655	5,669,159	16,037,979	12,113,453

Interest expense	68,368	23,851	173,480	81,631
Foreign currency exchange loss	709	136,951	420,427	151,859

Income before income taxes	8,344,578	5,508,357	15,444,072	11,879,963
Income tax expense	1,736,330	999,072	3,250,780	2,503,365
Net income	6,608,248	4,509,285	12,193,292	9,376,598
Income attributed to non-controlling interest	—	6,602	—	9,311
Net income attributable to stockholders of the Company	$6,608,248	$4,502,683	$12,193,292	$9,367,287

Earnings per share attributable to stockholders of the Company
Basic and diluted	$0.24	$0.16	$0.44	$0.34
Weighted Average Number of Common Shares
Basic and diluted	27,612,597	27,612,597	27,612,597	27,612,597

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Other comprehensive income
Net income	$6,608,248	$4,509,285	$12,193,292	$9,376,598
Foreign currency translation	419,298	(143,535)	102,965	69,029
Total comprehensive income	7,027,546	4,365,750	12,296,257	9,445,627
Total comprehensive income attributable to:
Stockholders of the Company	7,027,546	4,365,735	12,300,790	9,444,102
Non-controlling interest	—	15	(4,533)	1,525
Total comprehensive income	$7,027,546	$4,365,750	$12,296,257	$9,445,627

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

Stockholders' Equity - Three Months Ended September 30
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Equity Attributable to Stockholders of the Company	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2019	27,612,597	$27,613	$11,348,163	$15,481,857	$(976,292)	$25,881,341	$(188,519)	$25,692,822
Net income	—	—	—	4,502,683	—	4,502,683	6,602	4,509,285
Foreign currency translation	—	—	—	—	(136,948)	(136,948)	(6,587)	(143,535)
Balance as of September 30, 2019	27,612,597	27,613	11,348,163	19,984,540	(1,113,240)	30,247,076	(188,504)	30,058,572

Balance as of June 30, 2020	27,612,597	27,613	10,412,471	30,179,922	(1,220,564)	39,399,442	—	39,399,442
Net income	—	—	—	6,608,248	—	6,608,248	—	6,608,248
Foreign currency translation	—	—	—	—	419,298	419,298	—	419,298
Balance as of September 30, 2020	27,612,597	$27,613	$10,412,471	$36,788,170	$(801,266)	$46,426,988	$—	$46,426,988

Stockholders' Equity - Nine Months Ended September 30
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Equity Attributable to Stockholders of the Company	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2018	27,612,597	$27,613	$11,348,163	$10,617,253	$(1,190,055)	$20,802,974	$(190,029)	$20,612,945
Net income	—	—	—	9,367,287	—	9,367,287	9,311	9,376,598
Foreign currency translation	—	—	—	—	76,815	76,815	(7,786)	69,029
Balance as of September 30, 2019	27,612,597	27,613	11,348,163	19,984,540	(1,113,240)	30,247,076	(188,504)	30,058,572

Balance as of December 31, 2019	27,612,597	27,613	11,348,163	24,594,878	(908,764)	35,061,890	(168,680)	34,893,210
Net income	—	—	—	12,193,292	—	12,193,292	—	12,193,292
Foreign currency translation	—	—	—	—	107,498	107,498	(4,533)	102,965
Purchase of minority interest	—	—	(935,692)	—	—	(935,692)	173,213	(762,479)
Balance as of September 30, 2020	27,612,597	$27,613	$10,412,471	$36,788,170	$(801,266)	$46,426,988	$—	$46,426,988
See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$12,193,292	$9,376,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	889,820	655,385
Amortization of intangible assets	705,692	570,954
Impairments	—	66,364
(Gain) loss on sale of property and equipment	(3,101)	1,521
Bad debt expense	85,535	153,949
Deferred income tax	(47,886)	135,221
Accretion on notes payable	36,760	50,346

Changes in assets and liabilities:
Accounts receivable	(1,692,396)	(1,883,620)
Inventory, net	(3,803,836)	(5,679,694)
Prepaid expenses and other current assets	(413,354)	(1,372,894)
Income tax receivable	94,729	—
Other assets	(468,400)	61,795
Accounts payable and accrued liabilities	6,361,659	4,308,679
Income tax payable	300,582	(799,052)
Net cash provided by operating activities	14,239,096	5,645,552
Cash flows used in investing activities
Purchase of property, plant and equipment	(1,358,108)	(994,074)
Proceeds from sale of property and equipment	50,809	41,197
Acquisition of a business, net of cash acquired	(1,247,843)	—
Development of intangible assets	(306,635)	(534,720)
Net cash used in investing activities	(2,861,777)	(1,487,597)
Cash flows from financing activities
Borrowings on revolving credit agreements	8,932,016	—
Repayments of revolving credit agreements	(8,932,016)	—
Borrowing on term loan	6,000,000	—
Repayments of notes payable	(1,043,818)	(908,909)
Purchase of minority interest	(784,653)	—
Net cash provided by (used in) financing activities	4,171,529	(908,909)
Net change in cash and cash equivalents	15,548,848	3,249,046
Foreign exchange impact on cash and cash equivalents	174,650	75,634
Increase in cash and cash equivalents during the period	15,723,498	3,324,680
Cash and cash equivalents at beginning of period	11,500,973	3,971,226
Cash and cash equivalents at end of period	$27,224,471	$7,295,906

Supplemental schedule of non-cash activities
Notes payable issued for acquisitions	$893,317	$—

Supplemental cash flow information
Cash paid for income taxes	$2,949,838	$3,004,758
Cash paid for interest	$129,117	$15,890
See notes to condensed consolidated financial statements.

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2020 and 2019
(Unaudited)
1.    INTERIM FINANCIAL INFORMATION
The accompanying (a) condensed consolidated balance sheet as of December 31, 2019, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2020 and 2019 have been prepared by XPEL, Inc. (“XPEL” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period due to variability in customer purchasing patterns and seasonal, operating and other factors.
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
The functional currency for the Company is the United States dollar. The assets and liabilities of each of its foreign subsidiaries are translated into U.S. dollars using the exchange rate at the end of the balance sheet date. Revenues and expenses are translated at the average exchange rates for the period. Gains and losses from translations are recognized in foreign currency translation included in accumulated other comprehensive income in the accompanying consolidated balance sheets. Foreign currency exchange gains and losses are presented as foreign currency exchange loss in the accompanying condensed consolidated statements of income. The ownership percentages and

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2020 and 2019
(Unaudited)
functional currencies of the entities included in these condensed consolidated financial statements are as follows:

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
Accounts Receivable - Accounts receivable are shown net of an allowance for doubtful accounts of $128,237 and $182,488 as of September 30, 2020 and December 31, 2019, respectively. The Company evaluates the adequacy of its allowances by analyzing the aging of receivables, customer financial condition, historical collection experience, the value of any collateral and other economic and industry factors. Actual collections may differ from historical experience, and if economic, business or customer conditions deteriorate significantly, adjustments to these reserves may be required. When the Company becomes aware of factors that indicate a change in a specific customer’s ability to meet its financial obligations, the Company records a specific reserve for credit losses. Accounts receivable from a large customer accounted for 18.8% of the Company's total accounts receivable balance as of December 31, 2019. As of September 30, 2020, the Company had no similar accounts receivable concentration.
Provisions and Warranties - We provide a warranty on our products. Liability under the warranty policy is based on a review of historical warranty claims. Adjustments are made to the accruals as claims data experience warrant. Our liability for warranties as of September 30, 2020 and December 31, 2019 was $55,591 and $65,591, respectively. The following tables present a summary of our accrued warranty liabilities for the nine months ended September 30, 2020 and the twelve months ended December 31, 2019:

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2020 and 2019
(Unaudited)

2020
Warranty liability, January 1	$65,591
Warranties assumed in period	211,622
Payments	(221,622)
Warranty liability, September 30	$55,591

2019
Warranty liability, January 1	$70,250
Warranties assumed in period	384,214
Payments	(388,873)
Warranty liability, December 31	$65,591
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
September 30, 2020 and 2019
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
The following table summarizes transactions within contract liabilities for the three and nine months ended September 30, 2020:

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2020 and 2019
(Unaudited)

Balance, December 31, 2019	$559,232
Revenue recognized related to payments included in the December 31, 2019 balance	(526,202)
Payments received for which performance obligations have not been satisfied	1,043,767
Effect of foreign currency translation	(734)
Balance, March 31, 2020	$1,076,063
Revenue recognized related to payments included in the March 31, 2020 balance	(1,022,851)
Payments received for which performance obligations have not been satisfied	163,903
Effect of foreign currency translation	1,215
Balance, June 30, 2020	$218,330
Revenue recognized related to payments included in the June 30, 2020 balance	(211,537)
Payments received for which performance obligations have not been satisfied	1,635,572
Effect of foreign currency translation	1,626
Balance, September 30, 2020	$1,643,991
The table below sets forth the disaggregation of revenue by product category for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Product Revenue
Paint protection film	$31,977,210	$26,527,586	$75,996,444	$66,150,360
Window film	6,302,364	3,522,815	15,347,270	8,526,886
Other	1,248,809	764,850	2,896,582	2,618,217
Total	39,528,383	30,815,251	94,240,296	77,295,463

Service Revenue
Software	$889,709	$859,432	$2,551,177	$2,378,944
Cutbank credits	2,304,651	1,957,224	5,529,773	5,487,320
Installation labor	3,268,399	1,843,936	7,681,420	4,790,279
Training	131,654	142,155	314,451	485,592
Total	6,594,413	4,802,747	16,076,821	13,142,135

Total	$46,122,796	$35,617,998	$110,317,117	$90,437,598
Because many of our international customers require us to ship their orders to freight forwarders located in the United States, we cannot be certain about the ultimate destination of the product. The

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2020 and 2019
(Unaudited)
following table represents our estimate of sales by geographic regions based on our understanding of ultimate product destination based on customer interactions, customer locations and other factors:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$22,041,941	$15,738,762	$53,713,708	$44,745,859
China	9,397,486	9,359,531	21,409,365	17,006,451
Canada	6,213,949	4,937,514	14,347,313	13,253,413
Continental Europe	3,656,477	1,945,104	9,347,780	5,341,164
United Kingdom	1,481,174	1,032,399	3,228,322	2,842,682
Asia Pacific	1,454,119	1,168,570	3,365,354	3,100,088
Latin America	537,892	578,055	1,499,944	1,576,864
Middle East/Africa	1,326,589	770,842	3,177,155	2,374,321
Other	13,169	87,221	228,176	196,756
Total	$46,122,796	$35,617,998	$110,317,117	$90,437,598
Our largest customer accounted for 20.4% and 26.3% of our net sales during the three months ended September 30, 2020 and 2019, respectively and 19.4% and 18.8% of our net sales during the nine months ended September 30, 2020 and 2019, respectively.

4.    PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following:

	September 30, 2020	December 31, 2019
Furniture and fixtures	$1,304,112	$1,168,894
Computer equipment	1,362,805	1,151,295
Vehicles	709,905	683,213
Equipment	1,870,191	1,648,656
Leasehold improvements	1,913,398	1,479,594
Plotters	1,131,936	839,455
Construction in Progress	344,696	306,100
Total property and equipment	8,637,043	7,277,207
Less: accumulated depreciation	4,045,256	3,262,554
Property and equipment, net	$4,591,787	$4,014,653
Depreciation expense for the three months ended September 30, 2020 and 2019 was $325,643 and $234,297, respectively. For the nine months ended September 30, 2020 and 2019, depreciation expense was $889,820 and $655,385, respectively.

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2020 and 2019
(Unaudited)
5.    INTANGIBLE ASSETS, NET
Intangible assets consists of the following:

	September 30, 2020	December 31, 2019
Trademarks	$368,948	$309,395
Software	2,536,467	2,288,062
Trade name	486,586	492,408
Contractual and customer relationships	3,948,381	3,010,480
Non-compete	400,748	268,459
Other	205,810	208,012
Total cost	7,946,940	6,576,816
Less: Accumulated amortization	3,436,779	2,756,356
Intangible assets, net	$4,510,161	$3,820,460
Amortization expense for the three months ended September 30, 2020 and 2019 was $239,571 and $199,582, respectively. For the nine months ended September 30, 2020 and 2019, amortization expense was $705,692 and $570,954, respectively.
The Company completed the acquisition of a business during the nine months ended September 30, 2020. Refer to Note 12 for additional information related to intangible assets added from this acquisition.

6.    GOODWILL
The following table summarizes goodwill transactions for the nine months ended September 30, 2020 and 2019:

Balance at December 31, 2018	$2,322,788
Impairment	(35,884)
Foreign Exchange	47,601
Balance at September 30, 2019	$2,334,505

Balance at December 31, 2019	$2,406,512
Additions	1,184,774
Foreign Exchange	(31,672)
Balance at September 30, 2020	$3,559,614
The Company completed the acquisition of a business during the nine months ended September 30, 2020. Refer to Note 12 for additional information related to goodwill added from this acquisition.

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2020 and 2019
(Unaudited)
7.    INVENTORIES
The components of inventory are summarized as follows:

	September 30, 2020	December 31, 2019
Film and film based products	$16,951,250	$13,538,610
Other products	1,585,041	1,226,708
Packaging and supplies	517,444	496,661
Inventory reserve	(92,642)	(120,826)
	$18,961,093	$15,141,153

8.    DEBT
REVOLVING FACILITIES
The Company has a $8,500,000 revolving line of credit agreement with The Bank of San Antonio to support its continuing working capital needs. The Bank of San Antonio has been granted a security interest in substantially all of the Company’s current and future assets. Borrowings under the credit agreement bear interest at a variable rate of the Wall Street Journal prime rate minus 1.00% with a floor of 3.50%. In May 2020, the Company renewed this line of credit, extending its maturity date to June 5, 2022. The interest rate was 3.50% and 5.50% as of September 30, 2020 and December 31, 2019, respectively. As of both September 30, 2020 and December 31, 2019, no balance was outstanding on this line.
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
As of September 30, 2020 and December 31, 2019, the Company was in compliance with all debt covenants.
XPEL Canada Corp., a wholly owned subsidiary of XPEL, Inc., also has a CAD $4,500,000 revolving line of credit agreement with HSBC Bank Canada to support its continuing working capital needs. The line has a variable interest rate of the HSBC Canada Bank’s prime rate plus 0.25%. The interest rate as of September 30, 2020 and December 31, 2019 was 2.70% and 4.20%, respectively. As of September 30, 2020 and December 31, 2019, no balance was outstanding on this line of credit. This facility is guaranteed by the parent company.
NOTES PAYABLE
On May 11, 2020, the Company borrowed $6,000,000 pursuant to a 36-month term-loan with The Bank of San Antonio. The term-loan bears interest at a rate of 3.5% per annum, requires monthly payments of principal and interest and matures in June 2023. As of September 30, 2020, $5,537,782 was

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2020 and 2019
(Unaudited)
outstanding under the term-loan. The term-loan is secured by a security interest in substantially all of our current and future assets.
As part of its acquisition strategy, the Company uses a combination of cash and unsecured non-interest bearing promissory notes payable to fund its business acquisitions. The Company discounts the promissory note to fair value using market interest rates at the time of the acquisition.
Notes payable are summarized as follows:

	Weighted Average Interest Rate	Matures	September 30, 2020	December 31, 2019
Term-loan	3.50%	2023	$5,537,782	$—
Acquisition notes payable	3.15%	2023	1,210,183	769,507
Total debt			6,747,965	769,507
Less: current portion			2,554,529	462,226
Total long-term debt			$4,193,436	$307,281

9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following table presents significant accounts payable and accrued liability balances as of the periods ending:

	September 30, 2020	December 31, 2019
Trade payables	$11,868,312	$7,440,965
Payroll liabilities	2,050,389	1,367,340
Contract liabilities	1,643,991	559,232
Other liabilities	1,129,326	829,816
	$16,692,018	$10,197,353

10.    FAIR VALUE MEASUREMENTS
Financial instruments include cash and cash equivalents (level 1) and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate fair value because of the near-term maturities of these financial instruments. The carrying value of the Company’s notes payable approximates fair value due to the relatively short-term nature and interest rates of the notes. For discussion of the fair value measurements related to goodwill refer to Note 6, Goodwill of the financial statements for periods ended September 30, 2020 and December 31, 2019.
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
September 30, 2020 and 2019
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
The Company completed the following acquisition during the nine months ended September 30, 2020:

Acquisition Date	Name/Location/Description	Purchase Price	Acquisition Type	Acquisition Purpose
February 1, 2020	Protex Centre, Laval, Quebec, Canada - Paint protection installation shop	$2,383,968	Share Purchase	Local market expansion
The total preliminary purchase price for the acquisition completed during the nine months ended September 30, 2020 and a preliminary allocation of that purchase price are set forth in the table below. The purchase agreement provides for customary purchase price adjustments related to acquired working capital that have not yet been finalized.

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2020 and 2019
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
The acquired company was consolidated into our financial statements on its acquisition date. The amount of revenue and net income of this acquisition which has been consolidated into our financial statements for the nine months ended September 30, 2020 was $2,559,347 and $571,701, respectively.
The following unaudited consolidated pro forma combined financial information presents our results, including the estimated expenses relating to the amortization of intangibles purchased, as if this acquisition had occurred on January 1, 2020 and 2019:

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2020 and 2019
(Unaudited)

	Nine Months Ended September 30,
	2020 (unaudited)	2019 (unaudited)
Revenue	110,443,876	92,516,775
Net income	12,043,122	9,516,929
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

13.    SUBSEQUENT EVENTS
The Company completed the acquisition of certain assets of its France-based distributor, France Auto Racing, on November 2, 2020. The preliminary purchase price of this acquisition was $352,765.

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
We believe the items we have outlined above are important factors that could cause estimates included in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf.  We have discussed these factors in more detail in our annual report on Form 10-K as filed with the SEC on March 16, 2020. These factors are not necessarily all of the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our shareholders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution when considering our forward-looking statements.
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
Trends and Uncertainties
COVID-19 impacted our operations during the first six months of 2020, but revenue has recovered substantially during the three months ended September 30, 2020. During this most recent three-month period, revenue has increased in all major geographic areas except Latin America. Despite the increase in revenue in this most recent quarter, the effects of the pandemic on our financial results in future periods could be significant and cannot currently be reasonably estimated due to the volatility, uncertainty and economic disruption caused by the pandemic. See the risk factor “The COVID-19 pandemic could materially adversely affect our financial condition and results of operations” included in Part II, Item 1A “Risk Factors” of this Report for further discussion of the potential impact of the COVID-19 pandemic on our business, results of operations and financial condition.
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
The following table is a reconciliation of Net Income to EBITDA for the three and nine months ended September 30, 2020 and 2019:

	(Unaudited)			(Unaudited)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Net Income	$6,608,248	$4,509,285	46.5%	$12,193,292	$9,376,598	30.0%
Interest	68,368	23,851	186.6%	173,480	81,631	112.5%
Taxes	1,736,330	999,072	73.8%	3,250,780	2,503,365	29.9%
Depreciation	325,643	234,297	39.0%	889,820	655,385	35.8%
Amortization	239,571	199,582	20.0%	705,692	570,954	23.6%
EBITDA	$8,978,160	$5,966,087	50.5%	$17,213,064	$13,187,933	30.5%

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

Results of Operations
The following tables summarize the Company’s consolidated results of operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	% of Total Revenue	Three Months Ended September 30, 2019	% of Total Revenue	$ Change	% Change
Total revenue	$46,122,796	100.0%	$35,617,998	100.0%	$10,504,798	29.5%
Total cost of sales	30,092,964	65.2%	23,344,968	65.5%	6,747,996	28.9%
Gross margin	16,029,832	34.8%	12,273,030	34.5%	3,756,802	30.6%
Total operating expenses	7,616,177	16.5%	6,603,871	18.5%	1,012,306	15.3%
Operating income	8,413,655	18.2%	5,669,159	15.9%	2,744,496	48.4%
Other expenses	69,077	0.1%	160,802	0.5%	(91,725)	(57.0)%
Income tax	1,736,330	3.8%	999,072	2.8%	737,258	73.8%
Net income	$6,608,248	14.3%	$4,509,285	12.7%	$2,098,963	46.5%

	Nine Months Ended September 30, 2020	% of Total Revenue	Nine Months Ended September 30, 2019	% of Total Revenue	$ Change	% Change
Total revenue	$110,317,117	100.0%	$90,437,598	100.0%	$19,879,519	22.0%
Total cost of sales	72,251,320	65.5%	59,388,475	65.7%	12,862,845	21.7%
Gross margin	38,065,797	34.5%	31,049,123	34.3%	7,016,674	22.6%
Total operating expenses	22,027,818	20.0%	18,935,670	20.9%	3,092,148	16.3%
Operating income	16,037,979	14.5%	12,113,453	13.4%	3,924,526	32.4%
Other expenses	593,907	0.5%	233,490	0.3%	360,417	154.4%
Income tax	3,250,780	2.9%	2,503,365	2.8%	747,415	29.9%
Net income	$12,193,292	11.1%	$9,376,598	10.4%	$2,816,694	30.0%
The following tables summarize revenue results for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		%	% of Total Revenue
	2020	2019	Inc (Dec)	2020	2019
Product Revenue
Paint protection film	$31,977,210	$26,527,586	20.5%	69.3%	74.5%
Window film	6,302,364	3,522,815	78.9%	13.7%	9.9%
Other	1,248,809	764,850	63.3%	2.6%	2.1%
Total	$39,528,383	$30,815,251	28.3%	85.7%	86.5%

Service Revenue
Software	$889,709	$859,432	3.5%	1.9%	2.4%
Cutbank credits	2,304,651	1,957,224	17.8%	5.0%	5.5%
Installation labor	3,268,399	1,843,936	77.3%	7.1%	5.2%
Training	131,654	142,155	(7.4)%	0.3%	0.4%
Total	$6,594,413	$4,802,747	37.3%	14.3%	13.5%

Total	$46,122,796	$35,617,998	29.5%	100.0%	100.0%

	Nine Months Ended September 30,		%	% of Total Revenue
	2020	2019	Inc (Dec)	2020	2019
Product Revenue
Paint protection film	$75,996,444	$66,150,360	14.9%	68.9%	73.1%
Window film	15,347,270	8,526,886	80.0%	13.9%	9.4%
Other	2,896,582	2,618,217	10.6%	2.6%	3.0%
Total	$94,240,296	$77,295,463	21.9%	85.4%	85.5%

Service Revenue
Software	$2,551,177	$2,378,944	7.2%	2.3%	2.6%
Cutbank credits	5,529,773	5,487,320	0.8%	5.0%	6.1%
Installation labor	7,681,420	4,790,279	60.4%	7.0%	5.3%
Training	314,451	485,592	(35.2)%	0.3%	0.5%
Total	$16,076,821	$13,142,135	22.3%	14.6%	14.5%

Total	$110,317,117	$90,437,598	22.0%	100.0%	100.0%
Because many of our international customers require us to ship their orders to freight forwarders located in the United States, we cannot be certain about the ultimate destination of the product. The following tables represent our estimate of sales by geographic regions based on our understanding of ultimate product destination based on customer interactions, customer locations and other factors for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		%	% of Total Revenue
	2020	2019	Inc (Dec)	2020	2019
United States	$22,041,941	$15,738,762	40.0%	47.8%	44.2%
China	9,397,486	9,359,531	0.4%	20.4%	26.3%
Canada	6,213,949	4,937,514	25.9%	13.5%	13.9%
Continental Europe	3,656,477	1,945,104	88.0%	7.9%	5.5%
United Kingdom	1,481,174	1,032,399	43.5%	3.2%	2.9%
Asia Pacific	1,454,119	1,168,570	24.4%	3.2%	3.3%
Latin America	537,892	578,055	(6.9)%	1.2%	1.6%
Middle East/Africa	1,326,589	770,842	72.1%	2.8%	2.2%
Other	13,169	87,221	(84.9)%	0.0%	0.1%
Total	$46,122,796	$35,617,998	29.5%	100.0%	100.0%

	Nine Months Ended September 30,		%	% of Total Revenue
	2020	2019	Inc (Dec)	2020	2019
United States	$53,713,708	$44,745,859	20.0%	48.7%	49.5%
China	21,409,365	17,006,451	25.9%	19.4%	18.8%
Canada	14,347,313	13,253,413	8.3%	13.0%	14.7%
Continental Europe	9,347,780	5,341,164	75.0%	8.5%	5.9%
United Kingdom	3,228,322	2,842,682	13.6%	2.9%	3.1%
Asia Pacific	3,365,354	3,100,088	8.6%	3.1%	3.4%
Latin America	1,499,944	1,576,864	(4.9)%	1.4%	1.7%
Middle East/Africa	3,177,155	2,374,321	33.8%	2.9%	2.6%
Other	228,176	196,756	16.0%	0.1%	0.3%
Total	$110,317,117	$90,437,598	22.0%	100.0%	100.0%

Product Revenue. Product revenue for the three months ended September 30, 2020 increased 28.3% over the three months ended September 30, 2019. Product revenue represented 85.7% of our total revenue compared to 86.5% in the three months ended September 30, 2019. Revenue from our paint protection film product line increased 20.5% over the three months ended September 30, 2019. Paint protection film sales represented 69.3% and 74.5% of our total consolidated revenues for the three months ended September 30, 2020 and 2019, respectively. The increase in paint protection film sales was primarily attributable to a resurgence in demand for our film in most of our geographical sales regions as those markets emerged from COVID-19 impacts. Revenue from our window film product line grew 78.9% for the three months ended September 30, 2020. Window film sales represented 13.7% and 9.9% of our total consolidated revenues for the three months ended September 30, 2020 and 2019, respectively. This increase in window film sales was due mainly to continued increases in demand resulting from continuing channel focus and increased product adoption.
Product revenue for the nine months ended September 30, 2020 increased 21.9% over the nine months ended September 30, 2019. This increase was driven primarily by increased demand for our products in most of our geographical sales regions. For the nine months ended September 30, 2020, sales of paint protection film increased by 14.9% over the same period in 2019. The increase in paint protection film sales was primarily attributable to an increase in demand for our products in most sales regions. Window film revenue for the nine months ended September 30, 2020 increased 80.0% over the same period in 2019 due primarily to increased demand in most geographical sales regions resulting from strong channel execution and increased product adoption.
Service revenue. Service revenue consists of revenue from fees for DAP software access, cutbank credit revenue which represents per-cut fees sold for pattern access or the value of pattern access provided with eligible product revenue, revenue from the labor portion of installation sales in our installation centers and revenue from training services provided to our customers. Service revenue grew 37.3% over the three months ended September 30, 2019. Software revenue increased 3.5% over the three months ended September 30, 2019. These increases were due mainly to increases in total subscribers for our DAP software. Cutbank credit revenue increased 17.8% from the three months ended September 30, 2019 due mainly to a widespread resurgence in demand for our paint protection film. Installation labor revenue increased 77.3% over the three months ended September 30, 2019. Excluding acquisition related growth, installation labor revenue increased 32.1% during the three months ended September 30, 2020 due primarily to increased demand for installation services primarily in the United States, Canada and Europe. Training revenue declined 7.4% over the three months ended September 30, 2019 due mainly to reduced attendance in our training classes resulting from COVID-19.
Service revenue for the nine months ended September 30, 2020 grew 22.3% over the nine months ended September 30, 2019. Software revenue grew 7.2% over the nine months ended September 30, 2019. These increases were due primarily to increases in total subscribers to our DAP software. Cutbank credits revenue increased 0.8% over the nine months ended September 30, 2019 due primarily to increases in product revenue in most sales regions in the most recently ended three-month period offset by significant COVID-19 impacts during April and May of 2020. Installation labor increased 60.4% over the nine months ended September 30, 2019. Excluding acquisition related growth, installation labor revenue increased 27.9% during the nine months ended September 30, 2020.
Total installation revenue (labor and product combined) at our installation centers increased 77.3% over the three months ended September 30, 2019. This represented 8.4% and 6.2% of our total consolidated revenue for the three months ended September 30, 2020 and 2019, respectively. Excluding acquisition related growth, total installation revenue grew 39.3%. Total installation revenue increased 60.4% over the nine months ended September 30, 2019 due primarily to increased demand for installation services in the United States, Canada and Europe. This represented 8.3% and 6.3% of our total consolidated revenue for the nine months ended September 30, 2020 and 2019, respectively. Excluding acquisition related growth, total installation revenue grew 33.1% over the nine months ended September 30, 2020.
Adjusted product revenue, which combines the cutbank credit revenue service component with product revenue, increased 27.6% over the three months ended September 30, 2019 due mainly to a broad-based resurgence in demand. Adjusted product revenue increased 20.5% versus the nine months ended September 30, 2019.
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
Cost of sales increased 28.9% in the three months ended September 30, 2020 over the three months ended September 30, 2019 as a result of increased sales volume. Product costs in the three months ended September 30, 2020 increased 27.3% over the three months ended September 30, 2019. This increase was the result of the increased sales of our products during the 2020 quarter. Cost of product sales represented 61.5% and 62.6% of total revenue in the three months ended September 30, 2020 and

2019, respectively. This decrease was the result of certain economies of scale as a result of increased sales of our products during the 2020 quarter. Cost of service revenue grew 62.4% during the three months ended September 30, 2020 due mainly to the increased installation labor costs associated with increased installation sales at our installation centers.
Cost of sales increased 21.7% in the nine months ended September 30, 2020 over the nine months ended September 30, 2019 as a result of increased sales volume. Product costs in the nine months ended September 30, 2020 increased 19.8% over the nine months ended September 30, 2019. This increase was the result of the increased sales of our products during the 2020 period. Cost of product sales represented 61.4% and 62.5% of total revenue in the nine months ended September 30, 2020 and 2019, respectively. This decrease was the result of certain economies of scale as a result of increased sales of our products during the 2020 period. Cost of service revenue grew 59.2% during the nine months ended September 30, 2020 due mainly to the increased installation labor costs associated with increased installation sales at our installation centers.
Gross Margin
Gross margin for the three months ended September 30, 2020 grew approximately $3.8 million, or 30.6%, from the three months ended September 30, 2019. For the three months ended September 30, 2020, gross margin represented 34.8% of revenue.
Gross margin for the nine months ended September 30, 2020 grew approximately $7.0 million, or 22.6%, from the nine months ended September 30, 2019. For the nine months ended September 30, 2020, gross margin represented 34.5% of revenue. The following tables summarize gross margin for product and services for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		%	% of Category Revenue
	2020	2019	Inc (Dec)	2020	2019
Product	$11,158,501	$8,531,480	30.8%	28.2%	27.7%
Service	4,871,331	3,741,550	30.2%	73.9%	77.9%
Total	$16,029,832	$12,273,030	30.6%	34.8%	34.5%

	Nine Months Ended September 30,		%	% of Category Revenue
	2020	2019	Inc (Dec)	2020	2019
Product	$26,552,305	$20,772,629	27.8%	28.2%	26.9%
Service	11,513,492	10,276,494	12.0%	71.6%	78.2%
Total	$38,065,797	$31,049,123	22.6%	34.5%	34.3%
Product gross margin for the three months ended September 30, 2020 increased approximately $2.6 million, or 30.8%, over the three months ended September 30, 2019 and represented 28.2% and 27.7% of total product revenue for the three months ended September 30, 2020 and 2019, respectively.
Product gross margin for the nine months ended September 30, 2020 increased approximately $5.8 million, or 27.8%, over the nine months ended September 30, 2019 and represented 28.2% and 26.9% of total product revenue for the nine months ended September 30, 2020 and 2019, respectively. This increase was due primarily to increases in revenue, changes in revenue mix, improvements in product costs and operating leverage.

Service gross margin increased approximately $1.1 million, or 30.2%, over the three months ended September 30, 2019. This represented 73.9% and 77.9% of total service revenue for the three months ended September 30, 2020 and 2019, respectively. The decrease in service gross margin percentage for the three months ended September 30, 2020 was primarily due to higher installation labor revenue, which is lower margin than software related revenue, growing at a faster rate than software related revenue.
Service gross margin increased approximately $1.2 million, or 12.0%, over the nine months ended September 30, 2019. This represented 71.6% and 78.2% of total service revenue for the nine months ended September 30, 2020 and 2019, respectively. This decrease was primarily due to margin mix and the Company's decision to continue to pay installation personnel during COVID-19 related shutdowns.
Operating Expenses
Sales and marketing expenses for the three months ended September 30, 2020 increased 28.9% compared to the same period in 2019. These expenses represented 5.0% and 5.1% of total consolidated revenue for the three months ended September 30, 2020 and 2019, respectively. This increase was due primarily to increased hiring of sales personnel and increases in marketing related expenses to support ongoing operations.
For the nine months ended September 30, 2020, sales and marketing expenses increased 27.8% compared to the same period in 2019. These expenses represented 6.3% and 6.0% of total consolidated revenue for the nine months ended September 30, 2020 and 2019, respectively. This increase was due to additional marketing and personnel costs incurred to support the ongoing growth of the Company.
General and administrative expenses grew approximately $0.5 million, or 10.2% over the three months ended September 30, 2019. These costs represented 11.5% and 13.5% of total consolidated revenue for the three months ended September 30, 2020 and 2019, respectively. The increase was due mainly to increases in personnel, occupancy costs and information technology costs to support the on-going growth of the business.
General and administrative expenses grew approximately $1.6 million, or 11.7%, during the nine months ended September 30, 2020 over the same period in 2019. These costs represented 13.6% and 14.9% of total consolidated revenue for the nine months ended September 30, 2020 and 2019, respectively. The increase was due mainly to increases in personnel, occupancy costs and information technology costs to support the on-going growth of the business.
Other Expense
Other expense consists of interest expense and foreign currency exchange gain/loss. Interest expense increased during the nine months ended September 30, 2020 due primarily to the Company's increased borrowings on its revolving credit facilities and borrowings under its term-loan in response to the COVID-19 pandemic. The Company incurred approximately $0.4 million in foreign currency exchange losses during the nine months ended September 30, 2020 resulting from foreign currency fluctuations in response to the COVID-19 pandemic.
Income Tax Expense
Income tax expense for the three months ended September 30, 2020 increased $0.7 million from the three months ended September 30, 2019, Our effective tax rate was 20.8% for the three months ended September 30, 2020 compared with 18.1% for the three months ended September 30, 2019. This increase in the effective tax rate was due primarily to a true up recorded in the prior year related to permanent tax benefits related to the Jobs Act.

Income tax expense for the nine months ended September 30, 2020 increased $0.7 million from the same period in 2019, Our effective tax rate was 21.0% for the nine months ended September 30, 2020 compared with 21.1% for the nine months ended September 30, 2019.

Liquidity and Capital Resources
The primary source of liquidity for our business is cash and cash equivalents and cash flows provided by operations. As of September 30, 2020, we had cash and cash equivalents of $27.2 million. For the nine months ended September 30, 2020, cash flows provided by operations were $14.2 million. We expect to continue to have cash requirements to support working capital needs, capital expenditures (including acquisitions), and to pay interest and service debt, if applicable. We believe we have the ability and sufficient resources to meet these cash requirements by using available cash, internally generated funds and borrowing under committed credit facilities. We are focused on continuing to generate positive operating cash to fund our operational and capital investment initiatives. We believe we have sufficient liquidity to operate for at least the next 12 months from the date of filing this report.
Operating activities. Cash flows provided by operations totaled approximately $14.2 million for the nine months ended September 30, 2020, compared to $5.6 million for the nine months ended September 30, 2019. This increase was due mainly to increases in operating earnings and changes in working capital.
Investing activities. Cash flows used in investing activities totaled approximately $2.9 million during the nine months ended September 30, 2020 compared to $1.5 million during the nine months ended September 30, 2019. This increase was due mainly to the acquisition of Protex Centre (Note 12).
Financing activities. Cash flows provided by financing activities during the nine months ended September 30, 2020 totaled approximately $4.2 million compared to cash use in the prior year of $0.9 million. This increase was due primarily to new borrowing under a term loan agreement with the Bank of San Antonio (Note 8) which was partially offset by the purchase of the minority interest in the Company's subsidiary in the United Kingdom (Note 1).
Debt obligations as of September 30, 2020 and December 31, 2019 totaled approximately $6.7 million and $0.8 million, respectively.
Credit Facilities
As of September 30, 2020, our credit facilities consisted of an $8.5 million revolving line of credit agreement with The Bank of San Antonio and a revolving credit facility maintained by our Canadian subsidiary. The Bank of San Antonio facility is utilized to fund our working capital needs and is secured by a security interest in substantially all of our current and future assets. Borrowings under the credit agreement bear interest at a variable rate of the Wall Street Journal prime rate minus 1.00% with a floor of 3.50%. The interest rate as of September 30, 2020 and December 31, 2019 was 3.50% and 5.50%, respectively. As of both September 30, 2020 and December 31, 2019, no balance was outstanding on this line. We renewed and extended this revolving credit facility for an additional two years in May 2020. The renewed credit agreement matures on June 5, 2022.
The credit agreement contains customary covenants including covenants relating to complying with applicable laws, delivery of financial statements, payment of taxes and maintaining insurance. The credit agreement also requires that the Company must maintain debt service coverage (EBITDA divided by the current portion of long-term debt plus interest) of 1.25:1 and funded debt to EBITDA of 2.5 times on a rolling four quarter basis. The credit agreement also contains customary events of default including the failure to make payments of principal and interests, the breach of any covenants, the occurrence of a material adverse change, and certain bankruptcy and insolvency events. As of September 30, 2020, the Company was in compliance with all covenants.
On May 11, 2020, the Company borrowed $6,000,000 pursuant to a 36-month term loan with the Bank of San Antonio. The term-loan bears interest at 3.5% annually, requires monthly payments of principal and interest and matures in June 2023. At September 30, 2020, $5,537,782 was outstanding under the term-loan. The term-loan is secured by a security interest in substantially all of our current and future assets.
XPEL Canada Corp., a wholly-owned subsidiary of XPEL, Inc., also has a Canadian Dollar (“CAD”) $4.5 million revolving credit facility through HSBC Bank Canada. This facility is utilized to fund our working capital needs in Canada. This facility bears interest at HSBC Canada Bank’s prime rate plus .25% per annum and is guaranteed by the parent company. As of September 30, 2020 and December 31, 2019, no balance was outstanding on this facility.

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

Off-Balance Sheet Arrangements
As of September 30, 2020 and December 31, 2019, we did not have any relationships with unconsolidated organizations or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange contracts.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the nine months ended September 30, 2020, the Company did not issue any shares of its common stock or other equity securities of the Company that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On May 11, 2020, the Company entered into a new a three-year, $6.0 million term-loan agreement with The Bank of San Antonio. For more information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities.”
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

XPEL, Inc. (Registrant)

	By:	/s/ Barry R. Wood
Barry R. Wood
Senior Vice President and Chief Financial Officer
November 10, 2020		(Authorized Officer and Principal Financial and Accounting Officer)