Form 10-K
period 2020-12-31
XPEL, Inc.
filed 2021-03-11
CIK 1767258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2020
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as identified in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports). Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant, as of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $255,070,696.
The registrant had 27,612,597 shares of common stock outstanding as of March 11, 2021.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into which Incorporated
Portions of the registrant’s Proxy Statement relating to the 2021 Annual Meeting of stockholders to be held on May 27, 2021.	Part III

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements made in this Annual Report on Form 10-K (“Annual Report”) include forward-looking statements, which reflect our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of risks, uncertainties and assumptions described under the sections entitled “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” and elsewhere in this Annual Report.
Forward-looking statements include, but are not limited to, statements with respect to the nature of our strategy and capabilities, the vertical and regional expansion of our market and business opportunities, and the expansion of our product offerings in the future. Statements that include words like “believe,” “expect,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “could,” “potentially” or similar expressions are forward-looking statements and reflect future predictions that may not be correct, even though we believe they are reasonable. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict or are beyond our control. A number of important factors could cause actual outcomes and results to differ materially from those expressed in these forward looking statements. Consequently, readers should not place undue reliance on such forward-looking statements. In addition, these forward-looking statements relate to the date on which they are made.
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
Factors to consider when evaluating these forward-looking statements include, but are not limited to:
•One supplier is the main source of our products.
•We currently rely on one distributor for sales of our products in China.
•A material portion of our business is in China, which may be an unpredictable market and is currently suffering trade tensions with the U.S.
•We must continue to attract, retain and develop key personnel.
•Our accounting estimates and risk management processes rely on assumptions or models that may prove inaccurate.
•We must maintain an effective system of internal control over financial reporting to keep stockholder confidence.
•Our industry is highly competitive.
•Our business is highly dependent on automotive sales and production volumes.
•Our North American market is currently designed for the public’s use of car dealerships to purchase automobiles which may dramatically change.
•Our revenue could be impacted by growing use of ride-sharing or other alternate forms of car ownership.
•The growing popularity of electric vehicles and other technology could impact our revenue or render some of our products obsolete.
•We must be effective in developing new lines of business and new products to maintain growth.
•Any disruptions in our relationships with independent installers and new car dealerships could harm our sales.
•Our strategy related to acquisitions and investments could be unsuccessful or consume significant resources.
•We must maintain and grow our network of sales, distribution channels and customer base to be successful.
•We are exposed to a wide range of risks due to the multinational nature of our business.
•We must continue to manage our rapid growth effectively.

•We are subject to claims and litigation in the ordinary course of our business, including product liability and warranty claims.
•We are an “emerging growth company” which may impact investor perception of our Company.
•We must comply with a broad and complicated regime of domestic and international trade compliance, anti-corruption, economic, intellectual property, cybersecurity, data protection and other regulatory regimes.
•We may seek to incur substantial indebtedness in the future.
•Our growth may be dependent on the availability of capital and funding.
•Our Common Stock could decline or be downgraded at any time.
•Our stock price has been, and may continue to be, volatile.
•We may issue additional equity securities that may affect the priority of our Common Stock.
•We do not currently pay dividends on our Common Stock.
•Shares eligible for future sale may depress our stock price.
•Anti-takeover provisions could make a third party acquisition of our Company difficult.
•Our directors and officers have substantial control over us.
•Our bylaws may limit investors’ ability to obtain a favorable judicial forum for disputes.
•The COVID-19 pandemic could materially affect our business.
•Our business faces unpredictable global, economic and business conditions.

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

SUMMARY OF RISK FACTORS
The following is a summary of the most significant risks and uncertainties that we believe could adversely affect our business, financial condition or results of operations. In addition to the following summary, you should consider the other information set forth in the “Risk Factors” section and the other information contained in this Annual Report.
Operational Risks
•One supplier is the main source of our paint protection film products.
•We currently rely on one distributor for our products in China.
•A material portion of our business is in China, which may be an unpredictable market and is currently suffering trade tensions with the U.S.
•We must continue to attract, retain and develop key personnel.
•Our accounting estimates and risk management processes rely on assumptions or models that may prove inaccurate.
•We must maintain an effective system of internal control over financial reporting to keep stockholder confidence.

Risks Related to Our Business and Industry
•Our industry is highly competitive.
•Our business is highly dependent on automotive sales and production volumes.
•Our market fluctuates rapidly, which could cause our results to fall short of expectations.
•Our North American market is currently designed for the public’s use of car dealerships to purchase automobiles which may dramatically change.
•Our revenue could be impacted by growing use of ride-sharing or other alternate forms of car ownership.
•The growing popularity of electric vehicles and other technology could impact our revenue or render some of our products obsolete.

Strategic Risks
•We must be effective in developing new lines of business and new products to maintain growth.
•Any disruptions in our relationships with independent installers and new car dealerships could harm our sales.
•Our strategy related to acquisitions and investments could be unsuccessful or consume significant resources
•We must maintain and grow our network of sales, distribution channels and customer base to be successful.
•We are exposed to a wide range of risks due to the multinational nature of our business.
•We must continue to manage our rapid growth effectively.

Legal, Regulatory and Compliance Risks
•We are subject to claims and litigation in the ordinary course of our business, including product liability and warranty claims.
•We are an “emerging growth company” which may impact investor perception of our Company.
•We must comply with a broad and complicated regime of domestic and international trade compliance, anti-corruption, economic, intellectual property, cybersecurity, data protection and other regulatory regimes.

Liquidity Risks
•We may seek to incur substantial indebtedness in the future.
•Our growth may be dependent on the availability of capital and funding.

Risks Relating to Common Stock
•Our Common Stock could decline or be downgraded at any time.
•Our stock price has been, and may continue to be, volatile.
•We may issue additional equity securities that may affect the priority of our Common Stock.
•We do not currently pay dividends on our Common Stock.
•Shares eligible for future sale may depress our stock price.
•Anti-takeover provisions could make a third party acquisition of us difficult.
•Our directors and officers have substantial control over us.
•Our bylaws may limit investors’ ability to obtain a favorable judicial forum for disputes.

General Risk Factors
•The COVID-19 pandemic could materially adversely affect our business.
•Our business faces unpredictable global economic and business conditions.

Part I

Item 1. Business
Company Overview
Founded in 1997 and incorporated in Nevada in 2003, XPEL has grown from an automotive product design software company to a global provider of after-market automotive products, including automotive surface and paint protection, headlight protection, and automotive window films, as well as a provider of complementary proprietary software. In 2018, we expanded our product offerings to include architectural window film (both commercial and residential) and security film protection for commercial and residential uses, and in 2019 we further expanded our product line to include automotive ceramic coatings.
XPEL began as a software company designing vehicle patterns used to produce cut-to-fit protective film for the painted surfaces of automobiles. In 2007, we began selling automotive surface and paint protection film products to complement our software business. In 2011, we introduced our ULTIMATE protective film product line which, at the time, was the industry’s first protective film with self-healing properties. The ULTIMATE technology allows the protective film to better absorb the impacts from rocks or other road debris, thereby fully protecting the painted surface of a vehicle. The film is described as “self-healing” due to its ability to return to its original state after damage from surface scratches.
The launch of the ULTIMATE product catapulted XPEL into several years of strong revenue growth. In 2014, we began our international expansion by establishing an office in the United Kingdom. In 2015, we acquired Parasol Canada, a distributor of our products in Canada. In 2017, we established our European headquarters in The Netherlands, and expanded our product offerings to include an automotive protective window film branded as PRIME. We continued our international expansion in 2017 with the acquisition of Protex Canada Corp., or Protex Canada, a leading franchisor of automotive protective film franchises serving Canada, and opened our XPEL Mexico office. In 2018, we launched our first product offering outside of the automotive industry, a window and security film protection for commercial and residential uses. Also in 2018, we introduced the next generation of our highly successful ULTIMATE line, ULTIMATE PLUS. As 2018 came to a close, we acquired Apogee Corporation which led to formation of XPEL Asia based in Taiwan. In 2020, as a continuation of our get close to the customer strategy, we acquired Protex Centre, a wholesale-focused paint protection installation business based in Montreal, Canada, and expanded our presence in France with the acquisition of certain assets of France Auto Racing. We also expanded our architectural window film presence with the acquisition of Houston based Veloce Innovation, a leading provider of architectural films for use in residential, commercial, marine and industrial settings.
Products and Services
Surface and Paint Protection Film Rolls: Our primary products are paint and surface protection films. Most of the products sold are destined for automotive application which principally protect painted surfaces from rock chips, damage from bug acids and other road debris. Some of the products sold are used for non-automotive applications, such as industrial protection, screen protection or architectural protection. We sell a variety of product lines each with their own unique characteristics, warranty and intended use.
Automotive Surface and Paint Protection
XPEL ULTIMATE PLUS: ULTIMATE PLUS is our flagship clear, thermoplastic polyurethane, or TPU, based product which is a self-healing, stain-resistant film with exceptional clarity and durability. ULTIMATE PLUS carries a 10-year warranty in most markets and is our top selling product.

XPEL STEALTH: STEALTH is a satin-finished paint protection film, made with the same construction as ULTIMATE PLUS. STEALTH is designed to protect surfaces that already have a matte finish or to give otherwise glossy surfaces a matte finish.
TRACWRAP: TRACWRAP is a temporary TPU-based paint protection film, for both do it yourself, or DIY, and professional applications, that is designed to be used for a short period of time, including during road trips, vehicle transport or vehicles pending a full installation of our other products such as XPEL ULTIMATE PLUS.
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
XPEL ARMOR: ARMOR is a thick PVC-based protection film that looks and performs like a spray-on bedliner. It is designed to resist abrasions and punctures from aggressive terrains.
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
Surface and Paint Protection film sales represented 69.7% of our consolidated revenue for the year ended December 31, 2020.
Automotive Window Film Rolls: We sell several lines of automotive window films, primarily under the XPEL PRIME brand name, which exhibit a range of performance characteristics and appearances, including:
XPEL PRIME XR PLUS: PRIME XR PLUS offers 98% infrared heat rejection developed with multi-layer nano-particle technology. This is our most expensive flagship product with our best specifications and characteristics. It is available in a variety of visible light transmission, or VLT, levels.
XPEL PRIME XR: PRIME XR utilizes a nano-ceramic construction, blocking 88% of infrared heat and does not interfere with radio, cellular or Bluetooth signals like a metallized film.
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
Automotive window film sales represented 13.2% of our consolidated revenue for the year ended December 31, 2020.

Architectural Window Film Rolls: We sell architectural glass solutions for commercial and residential buildings under the VISION brand name, representing our first product set with a fully non-automotive use. Architectural window films come in several broad categories, including:
SOLAR: Solar films are designed to provide solar energy rejection. We offer a variety of films with varying colors, VLTs and price points.
SAFETY & SECURITY: Safety and Security films are clear, thick polyethylene terephthalate, or PET, films to secure glass in the event of a breakage. We offer a variety of thicknesses and offer films with varying adhesive characteristics for different types of installations.
OTHER: In addition to the main categories of SOLAR and SAFETY & SECURITY films, we also offer anti-graffiti, exterior applied and decorative films.
Architectural window film sales represented less than 1.0% of our consolidated revenue for the year ended December 31, 2020.
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
Our DAP customers pay a monthly access fee to access our proprietary database. Monthly DAP subscriptions represented 2.2% of our consolidated revenue for the year ended December 31, 2020.
Installation Services: We offer installation services of our various products directly to retail and wholesale customers through our nine Company-owned installation facilities in their respective markets. Our installation services are primarily automotive film installation but have grown to include architectural film installation in certain markets. Installation services (including product and labor revenue) represented 8.2% of our consolidated revenue for the year ended December 31, 2020.
Miscellaneous Products, Tools and Pre-Cut: We sell a variety of other miscellaneous product sets which include:
PRE-CUT FILM PRODUCTS: While most of our surface protection films, automotive window films and architectural window films are sold as rolls, we also offer to pre-cut them into vehicle specific shapes (if applicable) or cut them into smaller pieces or shapes to aide in the installation or to increase affordability or efficiency for our customers.
XPEL FUSION PLUS CERAMIC COATING: XPEL FUSION PLUS is a hydrophobic, self-cleaning coating that can be applied to paint and paint protection film and provides additional protection to a vehicle’s painted surface to enhance its gloss and protect it from minor scratches. In 2020, we extended our ceramic coating line to include ceramic coating for wheels and calipers, plastic and trim, upholstery, glass and marine watercraft use.
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
Strategic Overview
XPEL is currently pursuing several key strategic initiatives to drive continued growth. Our global expansion strategy focuses establishing a local presence where possible, allowing us to better control the delivery of our products and services. During 2020, we acquired certain assets of our distributor in France, France Auto Racing, consistent with this objective. We are continuing to add locally based regional sales personnel, leveraging local knowledge and relationships to expand the markets in which we operate.
We seek to increase global brand awareness in strategically important areas, including pursuing high visibility at premium events such as major car shows and high value placement in advertising media consumed by car enthusiasts, to help further expand the Company’s premium brand.
XPEL also continues to expand its delivery channels by acquiring select installation facilities in key markets and acquiring international partners to enhance our global reach. As we expand globally, we strive to tailor our distribution model to adapt to target markets. We believe this flexibility allows us to penetrate and grow market share more efficiently. Our acquisition strategy centers on our belief that the closer the Company is to its end customers, the greater its ability to drive increased product sales. In 2020, we acquired Protex Centre, a wholesale-focused paint protection film installation business based in Montreal, Canada, in furtherance of this strategy.
We also continue to drive expansion of our non-automotive product portfolio. Our acquisition of Veloce Innovation, a leading provider of architectural films for use in residential, commercial, marine and industrial settings, bolstered our reach and expanded the breadth of our commercial/residential window film offering, which is our first non-automotive product line. The Company continues to explore other non-automotive product lines to add to our portfolio.
Sales and Distribution
We sell and distribute our products through independent installers, new car dealerships, third-party distributors, Company-owned installation centers, Protex Canada’s franchisees and online.
Independent Installers/New Car Dealerships
We primarily operate by selling a complete turn-key solution directly to independent installers and new car dealerships, which includes XPEL protection films, installation training, access to our proprietary DAP software, marketing support and lead generation. For the year ended December 31, 2020, approximately 54% of the Company’s consolidated revenue was through this channel.
While we are principally a product company, we also offer a suite of services to complement our products for our customers, including access to our proprietary DAP software. We believe that this software greatly enhances installation efficiency and reduces film waste – a valuable feature to our customers, as their highest cost tends to be labor. We also provide marketing and lead generation for our customers by featuring them in our dealer locator on our website. To be considered an “authorized dealer” (and thereby have end customers referred to them), independent installers must complete our four-day, hands-on training class and meet other requirements. Trainees are certified upon completion. Additionally, XPEL works closely with independent installers and new car dealerships to support local events in their geographic markets.

XPEL also offers 24/7 customer service for independent installers and new car dealerships where we provide installation, software and training support via our website and telephone technical support services.
Finally, our customers in the independent installer/new car dealership channel tend to be smaller in nature, and consequently frequently experience “just-in-time” inventory needs. To address this need, the Company maintains inventory in several warehouse locations globally.
Distributors
In various parts of the world, XPEL operates primarily through third party distributors under written agreements with the Company to develop a market or a region under our supervision and direction. These distributors may sell to other distributors or customers who ultimately install the product on an end customer’s vehicle. Due to the nature of this channel, product margins are generally less than other channels. For the year ended December 31, 2020, approximately 32% of the Company’s consolidated revenue was through this channel.
In China, we operate through a sole distributor under a distribution agreement, Shanghai Xing Ting Trading Co., Ltd., which we refer to as the China Distributor. Approximately 20.6% of our consolidated revenue for the year ended December 31, 2020, was derived from sales to the China Distributor.
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
We have also granted the China Distributor a non-exclusive license to use our brands to promote sales of our products to end-users. The distribution agreement applies to separate product categories, distinguished by their exclusive or non-exclusive relationship with the China Distributor, each for a term of five years, each of which will automatically renew for up to three additional five-year periods unless otherwise terminated by either party with 60 days’ notice.
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
Company-Owned Installation Centers
XPEL operates nine Company-owned installation centers: six in the United States, two in Canada and one in the United Kingdom. These locations serve wholesale and retail customers in their respective markets. This channel represented approximately 10% of the Company’s consolidated revenue for the year ended December 31, 2020.
Some of our Company-owned installation centers are located in geographic areas where we also serve customers in our independent installer/dealership channel, which could be perceived to generate channel conflict. However, we believe these channels have a synergistic relationship with our Company-owned centers supporting independent installers and dealerships by allowing us to implement local marketing, making inventory available locally for fast delivery, offering overflow installation capacity and assisting with training needs. We believe this channel strategy benefits our goal of generating the most product revenue possible.
Canadian Franchisee Channel
Our wholly owned subsidiary, Protex Canada, operates as a franchisor in certain parts of Canada. Franchisees are authorized to sell our automotive paint film and window film. A franchisee must pay a franchise fee to be assigned an exclusive area in which to offer sale and installation of protective films. As the franchisor, Protex Canada provides brand, training and other support to franchisees. Franchisees pay a royalty to Protex Canada based on percent of revenues. Franchisees, as part of their franchise agreement, are required to purchase paint protection and window films from XPEL. The revenue from this channel which consists of franchise fee and royalty revenue represented approximately 1% of the Company’s consolidated revenue for the year ended December 31, 2020.
Online and Catalog Sales
XPEL offers certain products such as paint protection kits, car wash products, after-care products and installation tools via its website. Revenues from this channel are negligible but we believe that by offering these products on our website, we increase brand awareness. The revenue from this channel represented approximately 1% of the Company’s consolidated revenue for the year ended December 31, 2020.
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
Suppliers
The Company’s paint and surface protection, automotive window films and architectural window films are sourced from five suppliers. Approximately 75% of the Company’s inventory purchases in the year ended December 31, 2020 were sourced from one of these suppliers, entrotech inc., which we refer to as the primary supplier.
Through our Amended and Restated Supply Agreement, which we refer to as the Supply Agreement, that was renewed with our primary supplier in March 2020, we have exclusive rights to commercialize, market, distribute and sell its automotive aftermarket products through March 21, 2022, at which time the term automatically renews for successive two year periods thereafter unless terminated at the option of either party with two months’ notice. During such term, we have agreed to use commercially reasonable efforts to purchase a minimum of $5,000,000 of products quarterly from this primary supplier, with a yearly minimum purchasing requirement of $20,000,000. Under the terms of the Supply Agreement, the primary supplier has retained all of the rights to its technology and products relating to protective films subject to the Company’s exclusive right to commercialize, market, distribute and sell products manufactured by the primary supplier to the automotive aftermarket including to new car dealerships.
The primary supplier manufactures paint protection film products according to mutually agreed-upon specifications, quality assurance programs and other standards that are mutually established. We consider our relations with the primary supplier to be good, but the loss of our relationship with the primary supplier could result in the delay of the manufacture and delivery of some of our automotive film products. For more information, see Part I, Item 1A—Risk Factors—A material disruption from our primary supplier could cause us to be unable to meet customer demands or increase our costs.
Film Conversion Process
The Company receives its surface and paint protection, automotive window film and architectural window film in a variety of roll forms, including short and master roll format.  For some of the Company’s products, the Company engages in a variety of conversion activities in its facilities in San Antonio, Texas and in other locations.  Depending on the product and the format in which it was received, conversion activities may include: inspection, slitting, rewinding or boxing.  Additionally, for some of the Company’s products, including pre-cut film products, the Company performs further conversion which includes cutting film into specific shapes using computer aided cutting equipment.
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
Our products are subject to export controls, including the U.S. Department of Commerce’s Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Asset Controls, and similar laws that apply in other jurisdictions in which we distribute or sell our products. Export control and economic sanctions laws include prohibitions on the sale or supply of certain products and services to certain embargoed or sanctioned countries, regions, governments, persons and entities. In addition, various countries regulate the import of certain products, through import permitting and licensing requirements, as well as customs, duties and similar charges, and have enacted laws that could limit our ability to distribute our products. The exportation, re-exportation, and importation of our products, including by our distributors, must comply with these laws or else we may be adversely affected, through reputational harm, government investigations, penalties, and a denial or curtailment of our ability to export our products. Complying with export control and sanctions laws for a particular sale may be time consuming and may result in the delay or loss of sales opportunities. If we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us. Changes in export, sanctions or import laws, may delay the introduction and sale of our product in international markets, or, in some cases, prevent the export or import of our products to certain countries, regions, governments, persons or entities altogether, which could adversely affect our business, financial condition and operating results.
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
Proposed or new legislation and regulations could also significantly affect our business. For example, the European General Data Protection Regulation, or “GDPR”, took effect in May 2018 and applies to all of our products and services used by people in Europe. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are different from those previously in place in the European Union. In addition, the GDPR requires submission of breach notifications to our designated European privacy regulator and includes significant penalties for non-compliance with the notification obligation as well as other requirements of the regulation. The California Consumer Privacy Act, or AB 375, was also recently passed and creates new data privacy rights for users, effective in 2020. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.
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
Intellectual Property
We regard some of the features of our DAP software, our brands and marketing message, and our documentation as proprietary and rely on copyright, patent, trademark and service mark laws and trade secret protection, such as confidentiality procedures, contractual arrangements, non-disclosure agreements and other measures to protect our proprietary information. Our intellectual property is an important and valuable asset that enables us to gain recognition for our products, services, and DAP software and enhance our competitive position and market value.
We have obtained United States copyright registrations for our DAP software applications and also have two patents in the United States related to our DAP software.
We also have trademarks registrations in the United States and other countries.
XPEL®, XPEL & DESIGN®, XPEL ULTIMATE®, XPEL STEALTH®, PELTI®, PROTEX®, TRACWRAP®, FUSION®, XPEL FUSION®, XPEL FUSION PLUS®, XPELLUXPLUS®, PROTEX (STYLIZED)®, ARES®, ASP®, ZEUS®, MPD®, LUX®, PROTECTION EXPERTS AND DESIGN® are registered trademarks of the Company.
XPEL™, XPEL ULTIMATE PLUS™, XPEL RX™, XPEL ARMOR™, XPEL PRIME XR™, XPEL PRIME XR PLUS™, XPEL PRIME CS™, PRIME X-SERIES™, PRIME AP™, PRIME GL™, PRIME SD™, LUX PLUS™, LUX-M™, F8000 Film™ and F9300 Film™ are trademarks of the Company.
Human Capital Resources
On December 31, 2020, the Company employed approximately 330 people (full-time equivalents), with approximately 195 employed in the United States and 135 employed internationally. We believe that the ability to recruit, retain, develop, protect and fairly compensate our global workforce greatly contributes to the Company’s success.
Compensation and Benefits
In addition to a professional work environment that promotes innovation and rewards performance, the Company’s total compensation for employees includes a variety of components that support sustainable employment and the ability to build a strong financial future, including competitive market-based pay and comprehensive benefits. In addition to earning a base salary, eligible employees are compensated for their contributions to the Company’s goals with short-term cash incentives. Through its global pay philosophy, principles and consistent implementation, the Company is committed to providing fair and equitable pay for employees. Eligible full-time employees in the United States also have access to medical, dental and vision plans, savings plans and other resources. Programs and benefits differ internationally for a variety of reasons, such as local legal requirements, market practices and negotiations with work councils, trade unions and other employee representative bodies.
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
The Company will make its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports (and amendments to those reports) filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act, available on the Company’s website as soon as reasonably practicable after the Company electronically files or furnishes such materials with the Securities and Exchange Commission (“SEC”). Interested persons can view such materials without charge under the “Investor Relations” section and then by clicking “Corporate Filings / Financial Results” on the Company’s web site. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information about SEC registrants, including XPEL.
XPEL, Inc. is an “emerging growth company” within the meaning of Rule 12b-2 under the Securities Exchange Act.
Item 1A. Risk Factors
This Annual Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face as described below and elsewhere in this Annual Report. See “Cautionary Notice Regarding Forward-Looking Statements.”

Operational Risks
A material disruption from the primary supplier could cause us to be unable to meet customer demands or increase our costs.
Pursuant to an Amended and Restated Supply Agreement, dated as of March 21, 2017 and renewed in March 2020 for an additional two year period, between us and our primary supplier, which we refer to as the Supply Agreement, we have engaged the primary supplier to act as the primary source of our automotive paint protection film products. During the year ended December 31, 2020, approximately 75% of our annual inventory purchases were purchased from the primary supplier.
Any failure by the primary supplier to perform its obligations under the Supply Agreement, including a failure to provide sufficient supply of our products to satisfy customer demand, could have a material adverse effect on our revenue, operating results and operating cash flows.
Additionally, if our relationship with the primary supplier were to terminate or if operations at its manufacturing facility were to be disrupted as a result of COVID-19, significant equipment failures, natural disasters, earthquakes, power outages, fires, explosions, terrorism, adverse weather conditions, labor disputes or other reasons, we may be unable to fill customer orders or otherwise meet customer demand for our products, and such disruption could increase our costs and reduce our sales, any of which could have a material adverse effect our business, financial condition, results of operations and cash flows.
We rely on one distributor of our products and services in China. The loss of this relationship, or a material disruption in sales by this distributor, could severely harm our business.
The Company distributes all of its products in China through one distributor, with sales to such distributor representing 20.6% of our consolidated revenue for the year ended December 31, 2020. The China Distributor places orders with us on a prepaid basis at a price set by us, which we may change with 30 days’ notice. The China Distributor then generates orders, sells and distributes our products to its end customers in China.
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
Maintaining a strong position in the Chinese market is a key component of our global growth strategy. During the year ended December 31, 2020, approximately 20.6% of our consolidated revenue was generated in China, more than any other country outside of the U.S. in which we operate, and we expect such portion will increase with the expansion of our business in China. However, there are risks generally associated with doing business in China, including:

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
Trade policy
In 2018, the U.S. government took the stance that China was engaged in unfair trade practices, and instituted a series of tariffs and other trade barriers on China in response. Though the U.S. and China reached a phase one agreement in January 2020, tension persists between the two countries, and with the recent change in U.S. administration, the future of U.S. and Chinese trade relations is uncertain. If the current agreement is abandoned, changed or violated by either party, we could be forced to increase the sales price of our products, reduce margins, or otherwise suffer from trade restrictions or changes in policy levied by the U.S. or Chinese governments, any of which may have a material adverse effect on our business.
Limited recourse in China
While the Chinese government has enacted a legal regime surrounding corporate governance and trade, its history of implementing such laws and regulations is limited. It is unclear how successful any attempt to enforce commercial claims or resolve commercial disputes will be. The resolution of any such dispute may be subject to the exercise of considerable discretion by the Chinese government and its agencies and forces unrelated to the legal merits of a particular matter or dispute may influence their determination.
Additionally, any rights we may have to specific performance, or to seek an injunction under China law are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.
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
Financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) require the use of estimates, judgments and assumptions that affect the reported amounts. Different estimates, judgments and assumptions reasonably could be used that would have a material effect on the consolidated financial statements, and changes in these estimates, judgments and assumptions are likely to occur from period to period in the future. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to, determining the fair value of our assets and the timing and amount of cash flows from our assets. These estimates, judgments and assumptions are inherently uncertain and, if they prove to be wrong, we face the risk that charges to income will be required. Any such charges could significantly harm our business, financial condition, results of operations and the price of our securities. Estimates and assumptions are made on an ongoing basis for the following: revenue recognition, capitalization of software development costs, impairment of long-lived assets, inventory reserves, allowances for doubtful accounts, fair value for business combinations, and impairment of goodwill.
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
Additionally, as we introduce new products and as our existing products evolve, or as other companies introduce new products and services, we may become subject to additional competition. Our principal competitors have significantly greater resources than we do. This may allow our competitors to respond more effectively than we can to new or emerging technologies and changes in market requirements. Our competitors may also develop products, features, or services that are similar to ours or that achieve greater market acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. Certain competitors could use strong or dominant positions in one or more markets to gain a competitive advantage against us.
We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including:
•the usefulness, ease of use, performance, and reliability of our products compared to our competitors;
•the timing and market acceptance of products, including developments and enhancements to our products or our competitors’ products;
•customer service and support efforts;
•marketing and selling efforts;
•our financial condition and results of operations;
•acquisitions or consolidation within our industry, which may result in more formidable competitors;
•our ability to attract, retain, and motivate talented employees;
•our ability to cost-effectively manage and grow our operations;
•our ability to meet the demands of local markets in high-growth emerging markets, including some in which we have limited experience; and
•our reputation and brand strength relative to that of our competitors.
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
Automotive sales and production are cyclical and depend on, among other things, general economic conditions consumer spending, vehicle demand and preferences (which can be affected by a number of factors, including fuel costs, employment levels and the availability of consumer financing). As the volume of automotive production and the mix of vehicles produced fluctuate, the demand for our products may also fluctuate. Prolonged or material contraction in automotive sales and production volumes, or significant changes in the mix of vehicles produced, could cause our customers to reduce purchases of our products and services, which could adversely affect our business, results of operations and financial condition.
Recently, some automotive manufacturers announced that they were experiencing a global semiconductor shortage which has affected production of vehicles. To the extent that this shortage persists, it could have a material adverse effect on our business, financial conditions and results of operations.
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
•variations in the demand for our services and products and the use cycles of our services and products by our customers;
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
Environmental regulation, changing fuel-economy standards and/or the drive toward electric vehicles could impact our revenue.
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
Strategic Risks
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
Because some of our independent installer and new car dealership customers also may offer our competitors’ products, our competitors may incent such customers to favor their products. We do not have long-term contracts with a majority of the independent installers and new car dealerships, and these customers are not obligated to purchase specified amounts of our products but instead buy from us on a purchase order basis. Consequently, the independent installers and new car dealerships may terminate their relationships with us or materially reduce their purchases of our products with little or no notice. If we were to lose any significant independent installers or new car dealerships, for any reason, including if an independent installer and new car dealership acquired or were acquired by a competitor such that they became a direct competitor, then we would need to obtain one or more new independent installers or new car dealerships to cover the particular location or product line, which may not be possible on favorable terms or at all.
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
•difficulties in obtaining and verifying the financial statements and other business information of acquired businesses;
•inability to obtain required regulatory approvals;
•potential loss of key employees, key contractual relationships or key customers of acquired companies or of ours;
•assumption of the liabilities and exposure to unforeseen liabilities of acquired companies; and
•dilution of interests of holders of our common stock through the issuance of equity securities or equity-linked securities.

If we are unable to maintain our network of sales and distribution channels, it could adversely affect our net sales, profitability and the implementation of our growth strategy.
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
Sales outside of the U.S. for the year ended December 31, 2020 accounted for approximately 53% of our consolidated revenue. Accordingly, our business is subject to the political, regulatory, economic and other risks that are inherent in operating in numerous countries. These risks include:
•changes in general economic and political conditions in countries where we operate, particularly in emerging markets;
•relatively more severe economic conditions in some international markets than in the U.S.;
•the difficulty of enforcing agreements and collecting receivables through non-U.S. legal systems;
•the difficulty of communicating and monitoring standards and directives across our global facilities;
•the imposition of trade protection measures and import or export licensing requirements, restrictions, tariffs or exchange controls;
•the possibility of terrorist action affecting us or our operations;
•the threat of nationalization and expropriation;
•difficulty in staffing and managing widespread operations in non-U.S. labor markets;
•changes in tax treaties, laws or rulings that could have a material adverse impact on our effective tax rate;
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
We have experienced rapid growth over the last several years and we believe we will continue to grow at a rapid pace. This growth has put significant demands on our processes, systems and personnel. We have made and we expect to make further investments in additional personnel, systems and internal control processes to help manage our growth. In addition, we have sought to, and may continue to seek to grow through strategic acquisitions. Our growth strategy may place significant demands on our management and our operational and financial infrastructure. Our ability to manage our growth effectively and to integrate new technologies and acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees. Growth could strain our ability to develop and improve our operational, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel, maintain our quality standards; and maintain our customer satisfaction.
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
Legal, Regulatory and Compliance Risks
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
We sell our products under limited warranties. We have established a liability reserve under these warranties based on a review of historical warranty claims. Our liability for warranties as of the year ended December 31, 2020 was $52,006. The warranty reserve may not be sufficient to cover the costs associated with future warranty claims. A significant increase in these costs could adversely affect the Company’s operating results for future periods in which these additional costs materialize. Warranty reserves may need to be adjusted from time to time in the future if actual warranty claim experience differs from estimates. Any of the foregoing matters could have a material adverse effect on the Company’s business, financial condition, operating cash flows and ability to make required debt payments.
We are an “emerging growth company,” and we cannot be certain if the reduced SEC reporting requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.
We are an “emerging growth company” as defined in the JOBS Act. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenue is $1.07 billion, (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities and (iv) the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act. We intend to take advantage of exemptions from various reporting requirements that are applicable to most other public companies, whether or not they are classified as “emerging growth companies,” including, an exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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
As a result of changes to U.S. administrative policy, among other possible changes, there may be (i) changes to existing trade agreements; (ii) greater restrictions on free trade generally; and (iii) significant increases in tariffs on goods imported into the United States. The United States, Mexico and Canada signed the United States-Mexico-Canada Agreement ("U.S.MCA"), the successor agreement to the North American Free Trade Agreement ("NAFTA"). The U.S.MCA became effective on July 1, 2020. On January 15, 2020, the United States signed the "Phase 1" trade agreement with China. It remains unclear what the U.S. administration or foreign governments, including China, will or will not do with respect to tariffs, the U.S.MCA or other international trade agreements and policies. A trade war, other governmental action related to tariffs or international trade agreements, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently manufacture and sell products or any resulting negative sentiments towards the United States could adversely affect our business, financial condition, operating results and cash flows.
Changes in the United Kingdom's economic and other relationships with the European Union could adversely affect us.
On January 31, 2020, the United Kingdom withdrew from the European Union. Pursuant to the Withdrawal Agreement Bill, the United Kingdom remained in the European Union's free market and customs union until December 31, 2020. After sometimes bitter negotiations, the two sides agreed to a new trade deal on December 24, 2020. The new deal contains new rules for how the United Kingdom and European Union will live, work and trade together. On January 1, 2021, the United Kingdom formally withdrew from the European Union.
We have significant operations in both the European Union and the United Kingdom. In the year ended December 31, 2020, our European Union (excluding the United Kingdom) and United Kingdom sales totaled $12,772,441 and $4,716,531, respectively. Expressed as a percentage of total consolidated revenue for the year ended December 31, 2020, these figures represented 8.0% and 3.0%, respectively. If modifications to existing terms of the agreement between the United Kingdom and the European Union were to occur, the changes could negatively impact our competitive position, supplier and customer relationships and financial performance.

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
The failure or inadequacy of our IT systems, the compromise, disruption, degradation, manipulation, loss, theft, destruction, or unauthorized disclosure or use of confidential information, or the unauthorized access to, disruption of, or interference with our products and services that rely on IT systems, could impair our ability to secure and maintain intellectual property rights; result in a product manufacturing interruption or failure, or in the interruption or failure of products or services that rely on IT systems; damage our operations, customer relationships, or reputation; and cause us to lose trade secrets or other competitive advantages. Unauthorized disclosure of personally identifiable information could expose us to significant sanctions for violations of data privacy laws and regulations around the world and could damage public trust in our company. For example, the European Union adopted the GDPR in 2018. The GDPR requires companies to meet new requirements regarding the handling of personal data, including its use, protection and transfer and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to meet the GDPR requirements could result in penalties of up to 40% of annual worldwide revenue. The GDPR also confers a private right of action on certain individuals and associations. In addition, the state of California’s California Consumer Privacy Act (“CCPA”) became effective in January 2020 and has similar requirements to GDPR.
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
Liquidity Risks
We may seek to incur substantial indebtedness in the future.
Our business strategy may include incurring indebtedness in the future. If this occurs, our degree of leverage could have important consequences for the holders of our Common Stock, including increasing our vulnerability to general economic and industry conditions; requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities; restricting us from making strategic acquisitions or causing us to make non-strategic divestitures, limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged. Any of the above consequences could result in a material adverse effect on our business, financial condition and results of operations.
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
Our stock price has been, and may continue to be, volatile.
The trading price of our Common Stock has been and could continue to be subject to wide fluctuations in response to certain factors, including:
•U.S. and global economic conditions leading to general declines in market capitalizations, with such declines not associated with operating performance.
•Quarter-to-quarter variations in results of operations.
•Our announcements of new products.
•Our announcements of acquisitions or divestitures.
•Our announcements of significant new customers or contracts.
•Our competitors’ announcements of new products.
•Our product development.
•Changes in our management team.
•General conditions in our industry.
•Investor perceptions and expectations regarding our products, services, plans and strategic position and those of our competitors and clients.

In addition, the public stock markets experience extreme price and trading volume volatility, particularly in growth sectors of the market. This volatility has significantly affected the market prices of securities of many companies for reasons often unrelated to the operating performance of the specific companies. The broad market fluctuations may adversely affect the market price of our Common Stock.
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
As of March 11, 2021, we had 27,612,597 shares of Common Stock outstanding of which 9,869,839 shares were held by affiliates. All of the shares of Common Stock held by affiliates are restricted or are control securities under Rule 144 promulgated under the Securities Act of 1933 as amended (the “Securities Act”). Sales of shares of Common Stock under Rule 144 or another exemption under the Securities Act or pursuant to a registration statement could have a material adverse effect on the price of our Common Stock and could impair our ability to raise additional capital through the sale of equity securities. Furthermore, all Common Stock beneficially owned by persons who are not our affiliates and have beneficially owned such shares for at least one year may be sold at any time by these existing stockholders in accordance with Rule 144 of the Securities Act. However, there can be no assurance that any of these existing stockholders will sell any or all of their Common Stock and there may be a lack of supply of, or demand for, our Common Stock on The Nasdaq Stock Market. In the case of a lack of supply of our Common Stock offered in the market, the trading price of our Common Stock may rise to an unsustainable level, particularly in instances where institutional investors may be discouraged from purchasing our Common Stock because they are unable to purchase a block of our Common Stock in the open market due to a potential unwillingness of our existing stockholders to sell the amount of Common Stock at the price offered by such investors and the greater influence individual investors have in setting the trading price. In the case of a lack of market demand for our Common Stock, the trading price of our Common Stock could decline significantly and rapidly after our listing.

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
Our directors and executive officers, together with their affiliates and related persons, beneficially owned, in the aggregate, approximately 35.7% of our outstanding Common Stock as of March 11, 2021. These stockholders have the ability to substantially control our operations and direct our policies including the outcome of matters submitted to our stockholders for approval, such as the election of directors and any acquisition or merger, consolidation or sale of all or substantially all of our assets.
Our bylaws provide that the state and federal courts located in Bexar County, Texas will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our bylaws provide that, with certain limited exceptions, unless we consent in writing to the selection of an alternative forum, the state and federal courts located in Bexar County, Texas will be the sole and exclusive forum for any stockholder (including any beneficial owner) to bring any (i) derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of, or a claim based on, breach of a fiduciary duty owed by any current or former director, officer, employee or stockholder to us or our stockholders, (iii) any action asserting a claim against us or any current or former director, officer, employee or stockholder arising pursuant to any provision of Chapters 78 and 92 of the Nevada Revised Statutes or our articles of incorporation or bylaws or (iv) any action asserting a claim against us or any current or former director, officer, employee or stockholder (including any beneficial owner of stock) governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in our Common Stock is deemed to have notice of and consented to the foregoing provisions. This choice of forum provision may limit a stockholder’s ability to bring claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find this choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations. The choice of forum provision does not apply to any actions arising under the Securities Act or the Securities Exchange Act.
General Risk Factors

The COVID-19 pandemic could materially adversely affect our financial condition and results of operations.
The global pandemic resulting from the outbreak of COVID-19 has disrupted global health, economic and market conditions, consumer behavior and the Company’s global operations since its spread in early 2020. We cannot predict how the pandemic will continue to develop or to what extent the pandemic may have longer term unanticipated impacts on our global operations.
The spread of COVID-19 has caused us to modify our business practices including employee travel, employee work locations, cancellation of physical participation in meetings, events and conferences, and instituting social distancing measures, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, vendors and suppliers. Work-from-home and other measures introduce additional operational risks, including cybersecurity risks, and have affected the way we conduct our product development, validation, qualification, customer support and other activities which could have an adverse effect on our operations. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and illness and workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions. Any one of these factors could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal office is located in leased premises in San Antonio, Texas. Our operations are conducted in facilities throughout North America, Europe and Asia. These facilities house production,

distribution and operations, as well as installation services, sales and marketing. A description of our principal facilities as of December 31, 2020 is set forth in the chart below.

Location	Leased or Owned	Square Footage	Facility Activity
Headquarters:
San Antonio, Texas	Leased	16,651	Training/Admin functions
Other Properties:
Austin, Texas	Leased	8,522	Sales/Installation
Boise, Idaho	Leased	4,986	Sales/Installation
Calgary, Alberta, Canada	Leased	5,680	Warehouse/Sales/Training
Dallas, Texas	Leased	1,625	Sales/Installation
Guadalajara, Jalisco, Mexico	Leased	6,830	Warehouse/Sales/Training
Houston, Texas	Leased	7,780	Sales/Installation
Las Vegas, Nevada	Leased	6,864	Sales/Installation
Letchworth, United Kingdom	Leased	3,632	Sales/Installation/Training
San Antonio, Texas	Leased	48,770	Warehouse/production
San Antonio, Texas	Leased	4,992	Sales/Installation
San Antonio, Texas	Leased	115,825	Warehouse/Production/Training
Charlotte, North Carolina	Leased	13,950	Warehouse/Production
Terrebonne, Quebec, Canada	Leased	12,440	Warehouse/Sales/Training
Brossard , Quebec, Canada	Leased	4,658	Sales/Installation
Laval, Quebec, Canada	Leased	6,342	Sales/Installation
Tilburg, The Netherlands	Leased	21,527	Warehouse/Sales/Training
Yilan City, Yilan County, Taiwan	Leased	6,381	Warehouse/Sales
Renningen, Baden-Württemberg, Germany	Leased	21,689	Sales/Installation
Fullerton, California	Leased	14,121	Warehouse/production
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
Holders
As of March 11, 2021, there were 11 shareholders of record.
Dividend Policy
Holders of our Common Stock are entitled to receive such dividends as declared by our Board. No dividends have been paid with respect to our Common Stock and no dividends are anticipated to be paid in the foreseeable future. Any future decisions as to payment of dividends will be at the discretion of our Board, subject to applicable law.
Stock Performance
The information contained in the following graph shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference in such filing.
The following data and graph show a comparison of the cumulative total shareholder return for XPEL’s common stock, the Russell 2000 Index and the S&P 500 Index from July 19, 2019 through December 31, 2020. The data assumes a hypothetical investment of $100 on July 19, 2019 in our common stock and each of the indices, and reinvestment of any dividends. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.
We have chosen to use the Russell 2000 Index rather than an industry or line-business index because we do not believe our company is comparable to companies in a particular industry or line-of-business such as after-market automotive product companies and we have not used a peer group of companies because our major competitors are either much larger than we are and their competitive products constitute small lines of business for these companies and other competitors are private companies.

Stock Performance
$1,000.00
$900.00
$800.00
$700.00
$600.00
$500.00
$400.00
$300.00
$200.00
$100.00
$-
July 19 2019
December 31, 2019
December 31, 2020
XPEL
Russell 2000 Index
S&P 500 Index

Purchases of Equity Securities
In the year ended December 31, 2020 we did not repurchase any shares of our Common Stock.
Item 6. Selected Financial Data
The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K and from the historical consolidated financial statements not included herein to fully understand factors that may affect the comparability of the information presented below (in millions, except per share data).

	Year Ended December 31,
	2020	2019 (2)	2018 (1)	2017 (1)
Consolidated Statements of Income Data
Total revenues	$158,924,448	$129,932,881	$109,920,614	$67,297,044
Gross margin	$54,025,009	$43,506,259	$33,436,605	$16,683,832
Income from operations	$23,369,932	$17,087,347	$11,806,003	$2,211,505
Net income attributable to stockholders of the Company	$18,281,691	$13,977,625	$8,712,534	$1,047,331
Earnings per share attributable to stockholders of the Company
Basic and diluted	$0.66	$0.51	$0.32	$0.04
Weighted average shares used in computing net income per common stock	27,612,597	27,612,597	27,612,597	27,326,261

Consolidated Balance Sheet Data:
Net working capital	$41,576,868	$24,494,420	$12,549,026	$6,324,611
Total assets	$83,839,831	$51,601,435	$30,542,888	$27,812,143
Long-term obligations	$9,256,619	$4,921,945	$1,447,101	$1,401,872
(1) We adopted ASC 606 in 2018. For further details, refer to Note 2, Summary of Significant Accounting Policies, of the notes to the consolidated financial statements included in our Amendment No. 2 to Form 10 filed on May 30, 3019.
(2) We adopted ASC 842 in 2019. Prior periods have not been revised. For further details, refer to Note 2, Summary of Significant Accounting Policies, of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
Set forth below is summary financial information for the years ended December 31, 2020, 2019 and 2018. This information is not necessarily indicative of results of future operations, and should be read in conjunction with Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes thereto included in Part II, Item 8 of this Annual Report to fully understand factors that may affect the comparability of the information presented below.

	Year Ended December 31,						% Change
	2020	% of Total Revenue	2019	% of Total Revenue	2018	% of Total Revenue	2020 vs 2019	2019 vs 2018
Total revenue	$158,924,448	100.0%	$129,932,881	100.0%	$109,920,614	100.0%	22.3%	18.2%
Total cost of sales	104,899,439	66.0%	86,426,622	66.5%	76,484,009	69.6%	21.4%	13.0%
Gross margin	54,025,009	34.0%	43,506,259	33.5%	33,436,605	30.4%	24.2%	30.1%
Total operating expenses	30,655,077	19.3%	26,418,912	20.3%	21,630,602	19.7%	16.0%	22.1%
Operating income	23,369,932	14.7%	17,087,347	13.2%	11,806,003	10.7%	36.8%	44.7%
Other expenses	565,573	0.4%	136,919	0.1%	324,698	0.3%	313.1%	(57.8)%
Income tax	4,522,668	2.8%	2,955,356	2.3%	2,760,073	2.5%	53.0%	7.1%
Net income	$18,281,691	11.5%	$13,995,072	10.8%	$8,721,232	7.9%	30.6%	60.5%
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
The following table is a reconciliation of Net income to EBITDA for the years ended December 31,

	2020	% of Total Revenue	2019	% of Total Revenue	2018	% of Total Revenue
Net Income	$18,281,691	11.5%	$13,995,072	10.8%	$8,721,232	7.9%
Interest	249,480	0.2%	96,646	0.1%	168,389	0.2%
Taxes	4,522,668	2.8%	2,955,356	2.3%	2,760,073	2.5%
Depreciation	1,274,095	0.8%	915,918	0.7%	735,983	0.7%
Amortization	955,937	0.6%	781,105	0.5%	642,801	0.6%
EBITDA	$25,283,871	15.9%	$18,744,097	14.4%	$13,028,478	11.9%

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
EBITDA does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of ongoing operations; and other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.

Results of Operations
The following tables summarize revenue results for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,			% Change		% of Total Revenue
	2020	2019	2018	2020 vs 2019	2019 vs 2018	2020	2019	2018
Product Revenue
Paint protection film	$110,786,164	$97,341,865	$85,495,382	13.8%	13.9%	69.7%	74.9%	77.8%
Window film	20,950,591	11,384,437	7,309,773	84.0%	55.7%	13.2%	8.8%	6.7%
Other	4,525,312	3,478,437	2,721,195	30.1%	27.8%	2.8%	2.7%	2.4%
Total	$136,262,067	$112,204,739	$95,526,350	21.4%	17.5%	85.7%	86.4%	86.9%

Service Revenue
Software	$3,489,348	$3,263,391	$2,566,960	6.9%	27.1%	2.2%	2.5%	2.3%
Cutbank credits	7,784,554	7,253,610	6,197,250	7.3%	17.0%	4.9%	5.6%	5.6%
Installation labor	10,925,525	6,620,527	5,211,633	65.0%	27.0%	6.9%	5.1%	4.7%
Training	462,954	590,614	418,421	(21.6)%	41.2%	0.3%	0.4%	0.5%
Total	$22,662,381	$17,728,142	$14,394,264	27.8%	23.2%	14.3%	13.6%	13.1%

Total	$158,924,448	$129,932,881	$109,920,614	22.3%	18.2%	100.0%	100.0%	100.0%
Because many of our international customers require us to ship their orders to freight forwarders located in the United States, we cannot be certain about the ultimate destination of the product. The following table represents our estimate of sales by geographic regions based on our understanding of ultimate product destination based on customer interactions, customer locations and other factors for years ended December 31, 2020 and 2019:

	Year Ended December 31,		%	% of Total Revenue
	2020	2019	Increase (Decrease)	2020	2019
United States	$75,078,562	$60,452,238	24.2%	47.2%	46.5%
China	32,807,976	30,490,859	7.6%	20.6%	23.5%
Canada	20,524,371	17,912,548	14.6%	12.9%	13.8%
Continental Europe	12,772,441	7,419,524	72.1%	8.0%	5.7%
United Kingdom	4,716,531	3,784,535	24.6%	3.0%	2.9%
Asia Pacific	5,262,733	4,370,156	20.4%	3.3%	3.4%
Latin America	2,274,341	2,098,873	8.4%	1.4%	1.6%
Middle East/Africa	5,167,595	3,149,235	64.1%	3.3%	2.4%
Other	319,898	254,913	25.5%	0.3%	0.2%
Total	$158,924,448	$129,932,881	22.3%	100.0%	100.0%

The following table represents our estimate of sales by geographic regions based on our understanding of ultimate product destination based on customer interactions, customer locations and other factors for the years ended December 31, 2019 and 2018:

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
Revenue
2020 Compared with 2019
Product Revenue. Product revenue increased 21.4% for the year ended December 31, 2020 and represented 85.7% of our total consolidated annual 2020 revenue. Within this category, revenue from our paint protection film product line increased 13.8% for the year ended December 31, 2020. This growth was due mainly to increases in demand for our film products across multiple regions. This increase in demand was driven by both an increase in the number of customers and increased revenue from our existing customers. We saw some impact from the COVID-19 pandemic early in the year. Our China revenues declined in the first quarter and our U.S. business saw revenue declines in April. The China business rebounded beginning in the second quarter while the U.S. business began its comeback in mid-May. Our paint production film products experienced strong growth for the rest of the year as the U.S., China and other regions where we operate emerged from these early impacts due to the pandemic.
Revenue from our window film product line grew 84.0% in the year ended December 31, 2020 and represented 13.2% of our total consolidated annual 2020 revenue. This increase was due mainly to increases in demand resulting from continuing channel focus and increased product adoption.
Geographically, we experienced growth in all of our regions during the year. The COVID-19 pandemic impacted China primarily in January and February and impacted other regions, including the US, primarily in April and early May. All regions experienced solid growth beginning in June coming out of the COVID-19 related impacts.
Service revenue. Service revenue consists of revenue from fees for DAP software access, cutbank credit revenue which represents per-cut fees sold for pattern access or the value of pattern access provided with eligible product revenue, revenue from the labor portion of installation sales in our Company-owned installation centers and revenue from training services provided to our customers. Service revenue grew 27.8% over the service revenue for the year ended December 31, 2019.
Within the service revenue category, software revenue increased 6.9% from the year ended December 31, 2019. This increase was due primarily to increases in customers subscribing to our software. Cutbank credit revenue grew 7.3% from the year ended December 31, 2019. This increase was due primarily to the aforementioned increases in demand for our products and services. Installation labor revenue increased 65.0% from the year ended December 31, 2019, due mainly to the increase in demand for installation services. Excluding the impact from our acquisition of Protex Centre in Montreal, Canada during the year, installation sales would have grown 32.3%. Training revenue decreased 21.6% from the year ended December 31, 2019. This decrease was due primarily to reduced training hours and classes as a result of the COVID-19 pandemic.

Total installation revenue (labor and product combined) at our Company-owned installation centers for the year ended December 31, 2020 increased 65.0% over the year ended December 31, 2019. Excluding the impact form our acquisition of Protex Centre in Montreal, Canada, total installation revenue would have grown 32.3%. Adjusted product revenue, which combines the cutbank credit revenue service component with product revenue, increased by 20.6% from the year ended December 31, 2019 due mainly to the same factors described previously.

2019 Compared with 2018
Product Revenue. Product revenue increased 17.5% for the year ended December 31, 2019 and represented 86.4% of our total consolidated annual 2019 revenue. Within this category, revenue from our paint protection film product line increased 13.9% for the year ended December 31, 2019. Paint protection film sales represented 74.9% and 77.8% of our consolidated revenue for the years ended December 31, 2019 and 2018, respectively. Overall, this growth was due mainly to increases in the square footage of film product sold owing to increased demand for our products. This increase in demand was driven by both an increase in the number of customers and an increase in revenue to existing customers. Revenue from our window film product line grew 55.7% in the year ended December 31, 2019. Window film sales represented 8.8% and 6.7% of our consolidated revenue for the years ended December 31, 2019 and 2018, respectively. This growth was attributable to increased demand for our window film products commensurate with increased window film adoption within our distribution channels and an increase in new customers.
Geographically, growth was strong in most of the regions in which we operate except for China. The decline in the China business in 2019 was primarily due to build up in inventory in the region during 2018. Once the 2018 inventory was sold through during the first half of 2019, normal growth in sales to China resumed.
Service revenue. Service revenue grew 23.2% over the service revenue for the year ended December 31, 2018. Service revenue represented 13.6% and 13.1% of our total consolidated revenue from the years ended December 31, 2019 and 2018, respectively.
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
Total installation revenue (labor and product combined) at our Company-owned installation centers for the year ended December 31, 2019 increased 27.0% over the year ended December 31, 2018. Installation revenue represented 6.1% and 5.6% of our total consolidated revenue for the years ended December 31, 2019 and 2018, respectively. Adjusted product revenue, which combines the cutbank credit revenue service component with product revenue, increased by 17.4% from the year ended December 31, 2018 due mainly to the same factors described previously.
Cost of Sales
2020 Compared with 2019
Cost of sales consists of product costs and the costs to provide our services. Product costs consist of material costs, personnel costs related to warehouse personnel, shipping costs, warranty costs and other related costs to provide products to our customers. Cost of service includes the labor costs associated with installation of product in our Company-owned facilities, costs of labor associated with pattern design for our cutting software and the costs incurred to provide training for our customers. Product costs in the year ended December 31, 2020 increased 19.7% over the year ended December 31, 2019 commensurate with the growth in product revenue. Cost of service revenue grew 55.3% during the year ended December 31, 2020. The increase was due primarily to increases in labor installation costs commensurate with increased installation revenue and increases in design costs related to continued investments in DAP.
2019 Compared with 2018
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
Gross Margin
The following table summarizes gross margin for product and services for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,			% Change		% of Category Revenue
	2020	2019	2018	2020 vs 2019	2019 vs 2018	2020	2019	2018
Product	$37,759,788	$29,896,483	$21,869,961	26.3%	36.7%	27.7%	26.6%	22.9%
Service	16,265,221	13,609,776	11,566,644	19.5%	17.7%	71.8%	76.8%	80.4%
Total	$54,025,009	$43,506,259	$33,436,605	24.2%	30.1%	34.0%	33.5%	30.4%
2020 Compared with 2019
Product gross margin for the year ended December 31, 2020 increased approximately $7.9 million, or 26.3%, over the year ended December 31, 2019 and represented 27.7% and 26.6% of total product revenue for the years ended December 31, 2020 and 2019, respectively. The increase in product gross margin percentages was primarily due to a lower percentage of sales to lower margin distributors (primarily our China Distributor) and improvements in product costs and operating leverage.
Service gross margin increased approximately $2.7 million for the year ended December 31, 2020, and represented 71.8% and 76.8% of total service revenue for the years ended December 31, 2020 and 2019, respectively. The decrease in service gross margin percentage for these periods versus the prior year periods was primarily due to higher installation labor revenue, which is lower margin than software related revenue, growing at a faster rate than software related revenue and the Company’s decision to continue to pay installation personnel during COVID-19 pandemic related shutdowns earlier in the year.
2019 Compared with 2018
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

Operating Expenses
2020 Compared with 2019
Sales and marketing expenses for the year ended December 31, 2020 increased 28.5% compared to 2019. These expenses represented 6.1% and 5.8% of consolidated revenue for the years ended December 31, 2020 and 2019, respectively. This increase was primarily attributable to increases in sales and marketing staff and other marketing related expenses incurred to support the ongoing growth of the business partially offset by declines in travel related expenses in connection with the COVID-19 pandemic.
General and administrative expenses grew approximately $2.1 million, or 11.0%, during the year ended December 31, 2020. These costs represented 13.2% and 14.5% of total consolidated revenue for the years ended December 31, 2020 and 2019, respectively. The increase was due mainly to increases in personnel, occupancy costs and information technology costs to support the ongoing growth of the business.
2019 Compared with 2018
Sales and marketing expenses for the year ended December 31, 2019 increased 11.5% compared to 2018. These expenses represented 5.8% and 6.2% of consolidated revenue for the years ended December 31, 2019 and 2018, respectively. This increase was primarily attributable to increases in sales staff and other marketing related expenses incurred to support the ongoing growth of the business.
General and administrative expenses grew approximately $4.0 million, or 27.0%, during the year ended December 31, 2019. These costs represented 14.5% and 13.5% of total consolidated revenue for the years ended December 31, 2019 and 2018, respectively. The increase was due mainly to increases in personnel, occupancy costs, information technology costs and research and development costs to support the ongoing growth of the business and increases in professional fees due primarily to the ancillary costs associated with the preparation and filing of the Company’s registration statement.
Other Expense
2020 Compared with 2019
Other expense consists of interest expense and foreign currency gain/loss. Interest expense for the year ended December 31, 2020 increased approximately $0.2 million compared to the year ended December 31, 2019 due primarily to the Company’s increased borrowings on its revolving credit facilities and borrowings on its new term loan. Foreign currency exchange loss for the year ended December 31, 2020 increased approximately $0.3 million compared to the year ended December 31, 2019. This increase was primarily due to foreign currency fluctuations in connection with the COVID-19 pandemic.
2019 Compared with 2018
Interest expense for the year ended December 31, 2019 decreased approximately $0.07 million compared to the year ended December 31 2018 due primarily to the Company’s decreased debt levels. Foreign currency exchange loss for the year ended December 31, 2019 decreased approximately $0.1 million compared to the year ended December 31, 2018.
Income Tax Expense
2020 Compared with 2019
Income tax expense for the year ended December 31, 2020 grew 53.0% to $4.5 million. Our effective income tax rates for the years ended December 31, 2020 and 2019 were 19.8% and 17.4%, respectively. The increase in the effective rate was due primarily to an increase in state taxes and a one-time true up recorded in the 2019 tax provision related to a return to provision adjustment in connection with the Tax Reform Act. See Note 13 of the Notes to our Consolidated Financial Statements for further information.
2019 Compared with 2018

Income tax expense for the year ended December 31, 2019 grew 7.1% to $3.0 million. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to herein as the Tax Reform Act. The Tax Reform Act made broad and complex changes to the U.S. tax code that affected the Company including, but not limited to, a permanent reduction of the U.S. corporate income tax rate from 34% to 21% effective January 1, 2018. Our effective income tax rates for the years ended December 31, 2019 and 2018 was 17.4% and 24.0%, respectively. The decrease in the effective rate was due primarily to 2018 return to provision adjustments and the impact of certain provisions of the Tax Reform Act.
Net Income
2020 Compared with 2019
Net income for the year ended December 31, 2020 increased by 30.6% to $18.3 million compared to the prior year due primarily to increased revenue and improved margins.
2019 Compared with 2018
Net income for the year ended December 31, 2019 increased by 60.4% to $14.0 million compared to the prior year due primarily to increased revenue and improved margins.

Liquidity and Capital Resources
The primary sources of liquidity for our business are cash and cash equivalents and cash flows provided by operations. As of December 31, 2020, we had cash and cash equivalents of $29.0 million. We expect to continue to have sufficient cash requirements to support working capital needs, capital expenditures (including acquisitions), and to pay interest and service debt, if applicable. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash and internally generated funds and borrowing under committed credit facilities. We are focused on continuing to generate positive operating cash to fund our operational and capital investment initiatives. We believe we have sufficient liquidity to operate for at least the next 12 months from the date of filing this report.
Operating activities. Cash flows provided by operations totaled approximately $18.5 million for the year ended December 31, 2020, compared to $11.0 million for the year ended December 31, 2019. This increase was driven primarily by increased net income partially offset by increases in net working capital investments. Cash flows provided by operations totaled approximately $11.0 million for the year ended December 31, 2019, compared to $6.8 million for the year ended December 31, 2018. This increase was driven primarily by increased net income partially offset by increases in net working capital investments.
Investing activities. Cash flows used in investing activities totaled approximately $4.7 million during the year ended December 31, 2020 compared to $2.3 million during the year ended December 31, 2019. This increase was due primarily to acquisitions made during the year ended December 31, 2020. See Footnote 16 for further information with regard to acquisitions made during the year ended December 31, 2020. Cash flows used in investing activities totaled approximately $2.3 million during the year ended December 31, 2019 compared $3.1 million during the year ended December 31, 2018. This was due primarily to acquisitions made during the year ended December 31, 2018.
Financing activities. Cash flows provided by financing activities during the year ended December 31, 2020 totaled approximately $3.5 million compared to cash flows used in financing activities totaling $1.1 million for the same period in 2019. This increase was primarily due to new borrowings under a term-loan agreement with Texas Partners Bank, formerly the Bank of San Antonio, which was partially offset by the purchase of the minority interest in the Company’s subsidiary in the United Kingdom. Cash flows used in financing activities during the year ended December 31, 2019 totaled approximately $1.1 million compared to cash flows used in financing activities totaling $3.1 million for the same period in 2018. The decrease was primarily due to lower debt levels.
Debt obligations as of December 31, 2020 and December 31, 2019 totaled approximately $6.1 million and $0.8 million, respectively. This increase was primarily due to borrowings under our term loan facility withTexas Partners Bank described below. Debt obligations as of December 31, 2019 and December 31, 2018 totaled approximately $0.8 million and $1.8 million, respectively. This decrease was primarily due to periodic payments of loans during the year ended December 31, 2019.
Credit Facilities
The Company has an $8.5 million revolving line of credit to support its continuing working capital needs. The line of credit has a variable interest rate of the Wall Street Journal prime rate plus 1.00% with a floor of 3.50%, and it reaches maturity on June 5, 2022. This line of credit is secured by substantially all of the Company’s current and future assets.The interest rate was 3.50% and 5.50% as of December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, no balance was outstanding on this line.
The credit agreement contains customary covenants including covenants relating to complying with applicable laws, delivery of financial statements, payment of taxes and maintaining insurance. The credit agreement also requires that  XPEL must maintain certain debt coverage ratios, and it contains customary events of default including the failure to make payments of principal and interest, the breach of any covenants, the occurrence of a material adverse change, and certain bankruptcy and insolvency events.
As of December 31, 2020 and 2019, the Company was in compliance with all debt covenants.
On May 11, 2020, the Company borrowed $6,000,000 pursuant to a 36-month term-loan with Texas Partners Bank. The term-loan bears interest at a rate of 3.5% per annum, requires monthly payments of principal and interest of $176,373 and matures in June 2023. As of December 31, 2020, $5,056,240 was outstanding under the term-loan. The term-loan is secured by a security interest in substantially all of our current and future assets.
XPEL Canada Corp., a wholly owned subsidiary of XPEL, Inc., also has a CAD $4.5 million revolving line of credit agreement with HSBC Bank Canada to support its continuing working capital needs. The line has a variable interest rate of the HSBC Canada Bank’s prime rate plus 0.25%. The interest rate was 2.70% and 4.20% as of December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, no balance was outstanding on this line of credit. This facility is guaranteed by the Company.
Contractual Obligations
We are party to contractual obligations involving commitments to make payments to third parties including certain debt financing arrangements and leases, primarily for warehouse and production facilities, sales and training facilities and certain corporate offices. We also have a contractual obligation with our primary supplier of paint protection film. The following table sets forth, as of December 31, 2020, certain significant obligations that will affect our future liquidity:

	Note Reference	Within One Year	After One But Within Three Years	After Three But Within Five years	After Five Years	Total
Long-term debt	7	$2,761,140	$3,705,844	$17,640	$—	$6,484,624
Operating leases	15	1,702,807	3,047,436	1,177,694	990,187	6,918,124
Purchase obligations (1)	14	20,000,000	—	—	—	20,000,000
Long-term liabilities	13, 14	—	729,408	—	—	729,408
Total contractual obligations		$24,463,947	$7,482,688	$1,195,334	$990,187	$34,132,156
(1) This amount represents our contractual obligation to our primary paint protection film supplier, entrotech, inc. See Note 14 for further information.
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
Certain of the most critical estimates that require significant judgment are as follows:
Allowance for Doubtful Accounts
When evaluating the adequacy of the allowance for doubtful accounts, we analyze accounts receivable, historical write-offs of bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on outstanding accounts receivable. An amount of judgment is required when assessing the ability to realize accounts receivable, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for uncollectible accounts may be required. This allowance was $0.1 million and $0.2 million as of December 31, 2020 and 2019, respectively. Based on our analysis, we believe the reserve is adequate for any exposure to credit losses.
Inventory Reserves
Inventory reserves are maintained for the estimated value of the inventory that may have a lower value than stated or quantities in excess of future production needs. We have an evaluation process to assess the value of the inventory that is slow moving, excess or obsolete on a quarterly basis. We evaluate our inventory based on current usage and the latest forecasts of product demand and production requirements from our customers. This reserve was $0.1 million and $0.1 million as of December 31, 2020 and 2019, respectively. Based on our evaluation, we believe the reserve to be adequate.
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
Goodwill and Intangible Assets
Goodwill represents the excess purchase price over the fair value of tangible net assets acquired in business combinations after amounts have been allocated to intangible assets. Goodwill is tested for impairment at the reporting unit level on an annual basis (at December 31) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Measuring the fair value of reporting units is a Level 3 measurement under the fair value hierarchy. See Note 12, Fair Value Measurements, for a discussion of levels.
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
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years beginning after December 15 2020, including interim periods within that fiscal year, with early adoption permitted. The Company is currently evaluating the impact of this ASU, but does not expect a material impact to the financial statements upon adoption.
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
Off-Balance Sheet Arrangements
As of December 31 of 2020, 2019 and 2018, respectively, we did not have any relationships with unconsolidated organizations or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange contracts.

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

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the board of directors of XPEL, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of XPEL, Inc. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Baker Tilly US, LLP (formerly known as Baker Tilly Virchow Krause, LLP)

We have served as the Company's auditor since 2017.
Minneapolis, Minnesota
March 11, 2021

XPEL, INC.
Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
Assets
Current
Cash and cash equivalents	$29,027,124	$11,500,973
Accounts receivable, net	9,944,213	7,154,084
Inventory, net	22,364,126	15,141,153
Prepaid expenses and other current assets	1,441,749	2,391,340
Income tax receivable	—	93,150
Total current assets	62,777,212	36,280,700
Property and equipment, net	4,706,248	4,014,653
Right-of-use lease assets	5,973,702	5,079,110
Intangible assets, net	5,423,980	3,820,460
Other non-current assets	486,472	—
Goodwill	4,472,217	2,406,512
Total assets	$83,839,831	$51,601,435
Liabilities
Current
Current portion of notes payable	$2,568,172	$462,226
Current portion of lease liabilities	1,650,749	1,126,701
Accounts payable and accrued liabilities	16,797,462	10,197,353
Income tax payable	183,961	—
Total current liabilities	21,200,344	11,786,280
Deferred tax liability, net	627,806	604,715
Other long-term liabilities	729,408	—
Non-current portion of lease liabilities	4,331,214	4,009,949
Non-current portion of notes payable	3,568,191	307,281
Total liabilities	30,456,963	16,708,225
Commitments and Contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.001 par value; authorized 10,000,000; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,612,597 issued and outstanding	27,613	27,613
Additional paid-in-capital	10,412,471	11,348,163
Accumulated other comprehensive income (loss)	66,215	(908,764)
Retained earnings	42,876,569	24,594,878
	53,382,868	35,061,890
Non-controlling interest	—	(168,680)
Total stockholders’ equity	53,382,868	34,893,210
Total liabilities and stockholders’ equity	$83,839,831	$51,601,435
See notes to consolidated financial statements.

XPEL, INC.
Consolidated Statements of Income

	Year Ended December 31,
	2020	2019	2018
Revenue
Product revenue	$136,262,067	$112,204,739	$95,526,350
Service revenue	22,662,381	17,728,142	14,394,264
Total revenue	158,924,448	129,932,881	109,920,614

Cost of Sales
Cost of product sales	98,502,279	82,308,256	73,656,389
Cost of service	6,397,160	4,118,366	2,827,620
Total cost of sales	104,899,439	86,426,622	76,484,009
Gross Margin	54,025,009	43,506,259	33,436,605

Operating Expenses
Sales and marketing	9,748,292	7,584,377	6,802,241
General and administrative	20,906,785	18,834,535	14,828,361
Total operating expenses	30,655,077	26,418,912	21,630,602

Operating Income	23,369,932	17,087,347	11,806,003

Interest expense	249,480	96,646	168,389
Foreign currency exchange loss	316,093	40,273	156,309

Income before income taxes	22,804,359	16,950,428	11,481,305
Income tax expense	4,522,668	2,955,356	2,760,073
Net income	18,281,691	13,995,072	8,721,232
Income attributed to non-controlling interest	—	17,447	8,698
Net income attributable to stockholders of the Company	$18,281,691	$13,977,625	$8,712,534

Earnings per share attributable stockholders of the Company
Basic and diluted	$0.66	$0.51	$0.32
Weighted Average Number of Common Shares
Basic and diluted	27,612,597	27,612,597	27,612,597

See notes to consolidated financial statements.

XPEL, INC.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2020	2019	2018
Other comprehensive income
Net income	$18,281,691	$13,995,072	$8,721,232
Foreign currency translation	970,446	285,193	(603,673)
Total comprehensive income	19,252,137	14,280,265	8,117,559
Total comprehensive income attributable to:
Stockholders of the Company	19,256,670	14,258,916	8,119,162
Non-controlling interest	(4,533)	21,349	(1,603)
Total comprehensive income	$19,252,137	$14,280,265	$8,117,559
See notes to consolidated financial statements.

XPEL, INC.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Equity attributable to Stockholders of the Company	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2017	27,612,597	$27,613	$11,348,163	$1,904,719	$(596,683)	$12,683,812	$(188,426)	$12,495,386
Net income	—	—	—	8,712,534	—	8,712,534	8,698	8,721,232
Foreign currency translation	—	—	—	—	(593,372)	(593,372)	(10,301)	(603,673)
Balance as of December 31, 2018	27,612,597	$27,613	$11,348,163	$10,617,253	$(1,190,055)	$20,802,974	$(190,029)	$20,612,945
Net income	—	—	—	13,977,625	—	13,977,625	17,447	13,995,072
Foreign currency translation	—	—	—	—	281,291	281,291	3,902	285,193
Balance as of December 31, 2019	27,612,597	$27,613	$11,348,163	$24,594,878	$(908,764)	$35,061,890	$(168,680)	$34,893,210
Net income	—	—	—	18,281,691	—	18,281,691	—	18,281,691
Foreign currency translation	—	—	—	—	974,979	974,979	(4,533)	970,446
Purchase of minority interest	—	—	(935,692)	—	—	(935,692)	173,213	(762,479)
Balance as of December 31, 2020	27,612,597	$27,613	$10,412,471	$42,876,569	$66,215	$53,382,868	$—	$53,382,868

See notes to consolidated financial statements.
                                        52

XPEL, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income	$18,281,691	$13,995,072	$8,721,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	1,274,095	915,918	735,983
Amortization of intangible assets	955,937	781,105	642,801
Impairment expense	—	66,364	—
(Gain) loss on sale of property and equipment	(3,198)	(11,298)	25,733
Bad debt expense	113,771	242,091	190,230
Deferred income tax	(273,299)	117,328	(86,218)
Accretion on notes payable	64,982	61,316	43,416

Changes in assets and liabilities:
Accounts receivable	(2,431,292)	(1,773,371)	(261,256)
Inventory, net	(6,758,855)	(4,251,134)	11,148
Prepaid expenses and other current assets	948,666	(1,653,420)	132,682
Income tax receivable	94,729	(93,611)	—
Other assets	(442,188)	32,576	—
Accounts payable and accrued liabilities	6,359,365	3,877,024	(3,635,246)
Income tax payable	281,607	(1,340,441)	276,280
Net cash provided by operating activities	18,466,011	10,965,519	6,796,785
Cash flows used in investing activities
Purchase of property, plant and equipment	(1,781,464)	(1,569,823)	(2,030,314)
Proceeds from sale of property and equipment	60,806	68,457	155,277
Acquisitions, net of cash acquired and notes payable	(2,568,538)	(127,623)	(831,934)
Development or purchase of intangible assets	(374,358)	(674,581)	(386,985)
Net cash used in investing activities	(4,663,554)	(2,303,570)	(3,093,956)
Cash flows from financing activities
Borrowings on revolving credit agreements	8,932,016	—	—
Repayments of revolving credit agreements	(8,932,016)	—	(2,000,000)
Borrowing on term-loan	6,000,000	—	—
Repayments of notes payable	(1,704,118)	(1,143,240)	(1,098,181)
Purchase of minority interest	(784,653)	—	—
Net cash provided by (used in) financing activities	3,511,229	(1,143,240)	(3,098,181)
Net change in cash and cash equivalents	17,313,686	7,518,709	604,648
Foreign exchange impact on cash and cash equivalents	212,465	11,038	(132,326)
Increase in cash and cash equivalents during the period	17,526,151	7,529,747	472,322
Cash and cash equivalents at beginning of year	11,500,973	3,971,226	3,498,904
Cash and cash equivalents at end of year	$29,027,124	$11,500,973	$3,971,226

Supplemental schedule of non-cash activities
Notes payable issued for acquisitions	$893,314	$—	$998,668
Contingent consideration	$541,000	$—	$—
Forgiveness of debt for acquired entities	$—	$—	$88,216

Supplemental cash flow information
Cash paid for income taxes	$4,461,256	$4,079,962	$2,514,727
Cash paid for interest	$178,385	$17,850	$86,417
See notes to consolidated financial statements.

XPEL Inc.
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
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
Basis of Presentation - The consolidated financial statements are prepared in conformity with GAAP and include the accounts of the Company and its wholly-owned or majority-owned subsidiaries. The ownership interest of non-controlling participants in subsidiaries that are not wholly-owned is included as a separate component of stockholders’ equity. The non-controlling participants’ share of the net income is included as “Income attributable to non-controlling interest” on the Consolidated Statements of Income and Comprehensive Income. Intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to conform to the current year presentation.
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

Subsidiaries	Functional Currency	% Owned by XPEL, Inc.
XPEL, Ltd.	UK Pound Sterling	100%
Armourfend CAD, LLC	U.S. Dollar	100%
XPEL Canada Corp.	Canadian Dollar	100%
XPEL B.V.	Euro	100%
XPEL Germany GmbH	Euro	100%
XPEL de Mexico S. de R.L. de C.V.	Peso	100%
XPEL Acquisition Corp.	Canadian Dollar	100%
Protex Canada, Inc.	Canadian Dollar	100%
Apogee Corp.	New Taiwan Dollar	100%
XPEL Slovakia	Euro	100%
XPEL France	Euro	100%
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

XPEL Inc.
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
Foreign Currency Translation - The financial statements of subsidiaries located outside of the U.S. are generally measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resultant translation adjustments are included in accumulated other comprehensive income, a separate component of stockholders’ equity.
Cash and Cash Equivalents - Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. The balance, at times, may exceed federally insured limits.
Accounts Receivable - Accounts receivable are shown net of an allowance for doubtful accounts of $90,844 and $182,488 as of December 31, 2020 and 2019, respectively. The Company evaluates the adequacy of its allowances by analyzing the aging of receivables, customer financial condition, historical collection experience, the value of any collateral and other economic and industry factors. Actual collections may differ from historical experience, and if economic, business or customer conditions deteriorate significantly, adjustments to these reserves may be required. When the Company becomes aware of factors that indicate a change in a specific customer’s ability to meet its financial obligations, the Company records a specific reserve for credit losses. Accounts receivable from two large customers accounted for 24.7% of the Company’s total accounts receivable balance at December 31, 2020. As of December 31, 2019, a large customer accounted for 18.8% of the Company’s total accounts receivable balance.
Inventory - Inventory is comprised of film, film-based products, film installation support products, and supplies which are valued at lower of cost or net realizable value, with cost determined on a weighted average cost basis. We provide reserves for discontinued and excess inventory based upon historical demand, forecasted usage, estimated customer requirements and product line updates. As of December 31, 2020 and 2019, inventory reserves were $113,091 and $120,826, respectively.
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

Furniture and fixtures	5 years
Computer equipment	3-4 years
Vehicles	5 years
Equipment	5-8 years
Leasehold improvements	shorter of lease term or estimated useful life
Plotters	4 years
The following table presents geographic property, plant and equipment, net by region as of December 31:

	2020	2019
United States	$3,110,979	$2,410,737
Canada	674,821	519,066
Europe	584,084	679,112
Other	336,364	405,738
Consolidated	$4,706,248	$4,014,653

XPEL Inc.
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
Goodwill -  Goodwill represents the excess purchase price over the fair value of tangible net assets acquired in business combinations after amounts have been allocated to intangible assets. Goodwill is tested for impairment at the reporting unit level on an annual basis (at December 31) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company recognized a goodwill impairment loss in connection with the closing of one installation location during the year ended December 31, 2019. Refer to Note 5, Goodwill for more information related to this impairment.
The following table presents geographic Goodwill by region as of December 31:

	2020	2019
United States	$1,246,383	$617,334
Canada	3,137,153	1,740,884
Other	88,681	48,294
Consolidated	$4,472,217	$2,406,512
Intangible Assets - Intangible assets consist primarily of software, customer relationships, trademarks and non-compete agreements. These assets are amortized on a straight-line basis over the period of time in which their expected benefits will be realized.
The following table presents geographic intangible assets, net by region as of December 31:

	2020	2019
United States	$2,597,670	$2,074,235
Canada	2,273,627	1,431,247
Europe	337,282	81,612
Other	215,401	233,366
Consolidated	$5,423,980	$3,820,460
The following table presents the anticipated useful lives of intangible assets:

Trademarks	10 years
Software	5 years
Trade name	10-15 years
Contractual and customer relationships	9-10 years
Non-compete	3-5 years
Other	10 years
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

XPEL Inc.
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
No impairment was recorded during the year ended December 31, 2020. The Company recognized an intangible asset impairment loss in connection with the closing of one installation location during the year ended December 31, 2019. Refer to Note 4, Intangible Assets, Net for more information related to this impairment.
Other Long-Term Liabilities - The balance presented as other long-term liabilities on the Company’s consolidated balance sheet at December 31, 2020 relate to contingent liabilities, primarily associated with the Company’s 2020 acquisition of Veloce Innovation, and a reserve for uncertain tax positions. For further information, refer to Footnotes 13 and 16, respectively.
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
Research and Development - Research costs are charged to operations when incurred. Software development costs, including costs associated with developing software patterns, are expensed as incurred unless the Company incurred these expenses in the development of a new product or long-lived asset. Research and development costs were $143,568, $602,446, and $223,886 in the years ended December 31, 2020, 2019 and 2018 respectively.
Advertising costs - Advertising costs are charged to operations when incurred. Advertising costs were $571,204, $908,585 and $572,218 in the years ended December 31, 2020, 2019 and 2018 respectively.
Provisions and Warranties - We provide a warranty on our products. Liability under the warranty policy is based on a review of historical warranty claims. Adjustments are made to the accruals as claims data experience warrant. The following table presents a summary of our warranty liabilities as of December 31, 2020 and 2019:

	2020	2019
Warranty balance at beginning of period	$65,591	$70,250
Warranties assumed in period	283,458	384,214
Payments	(297,043)	(388,873)
Warranty balance at end of period	$52,006	$65,591
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

XPEL Inc.
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
Other comprehensive income (loss) refers to expenses, gains and losses that are not included in net earnings. These amounts are also presented in the consolidated statements of comprehensive income. As of December 31, 2020, 2019 and 2018, respectively, AOCI relates to foreign currency translation adjustments.
Earnings Per Share - Basic earnings per share amounts are calculated by dividing net income for the year attributable to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share amounts are calculated by dividing the net income attributable to common stockholders by the weighted average number of shares outstanding during the period plus the weighted average number of shares that would be issued on the conversion of all the dilutive potential ordinary shares into common shares.
Business Combinations - Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date, irrespective of the extent of any non-controlling interest. The excess of the fair value of the consideration transferred including the recognized amount of any non-controlling interest in the acquiree, over the fair value of the Company’s share of the identifiable net assets acquired is recorded as goodwill. Acquisition-related expenses are recognized separately from the business combination and are recognized as general and administrative expense as incurred. The Company evaluates the materiality of required disclosures related to our business combinations using quantitative and qualitative measures.
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

XPEL Inc.
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
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
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years beginning after December 15 2020, including interim periods within that fiscal year, with early adoption permitted. The Company is currently evaluating the impact of this ASU, but does not expect a material impact to the financial statements upon adoption.
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

XPEL Inc.
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
Under its contracts with customers, the Company stands ready to deliver product upon receipt of a purchase order. Accordingly, the Company has no performance obligations under its contracts until its customers submit a purchase order. The Company does not enter into commitments to provide goods or services that have terms greater than one year. In limited cases, the Company does require payment in advance of shipping product. Typically, product is shipped within a few days after prepayment is received. These prepayments are recorded as contract liabilities on the consolidated balance sheet and are included in accounts payable and accrued liabilities. See Note 9 of the Notes to our Consolidated Financial Statements for further information. As the performance obligation is part of a contract that has an original expected duration of less than one year, the Company has applied the practical expedient under ASC 606 to omit disclosures regarding remaining performance obligations.
The following table summarizes transactions included within contract liabilities for the years ended December 31, 2020, 2019 and 2018, respectively.

Balance, December 31, 2017	$1,701,356
Revenue recognized related to payments included in the December 31, 2018 balance	(1,701,356)
Balance, Payments received for which performance obligations have not been satisfied	136,213
Effect of Foreign Currency Translation	—
Balance, December 31, 2018	$136,213
Revenue recognized related to payments included in the December 31, 2018 balance	(115,670)
Balance, Payments received for which performance obligations have not been satisfied	537,683
Effect of Foreign Currency Translation	1,006
Balance, December 31, 2019	$559,232
Revenue recognized related to payments included in the December 31, 2019 balance	(529,268)
Payments received for which performance obligations have not been satisfied	210,064
Effect of Foreign Currency Translation	4,809
Balance, December 31, 2020	$244,837
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

XPEL Inc.
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
The table below sets forth the disaggregation of revenue by product category for the years ended December 31,

	2020	2019	2018
Product Revenue
Paint protection film	$110,786,164	$97,341,865	$85,495,382
Window film	20,950,591	11,384,437	7,309,773
Other	4,525,312	3,478,437	2,721,195
Total	136,262,067	112,204,739	95,526,350

Service Revenue
Software	$3,489,348	$3,263,391	$2,566,960
Cutbank credits	7,784,554	7,253,610	6,197,250
Installation labor	10,925,525	6,620,527	5,211,633
Training	462,954	590,614	418,421
Total	22,662,381	17,728,142	14,394,264

Total	$158,924,448	$129,932,881	$109,920,614
Because many of our international customers require us to ship their orders to freight forwarders located in the United States, we cannot be certain about the ultimate destination of the product. The following table represents our estimate of sales by geographic regions based on our understanding of ultimate product destination based on customer interactions, customer locations and other factors:

	Twelve Months Ended December 31,
	2020	2019	2018
United States	$75,078,562	$60,452,238	$46,077,624
China	32,807,976	30,490,859	32,279,335
Canada	20,524,371	17,912,548	15,146,869
Continental Europe	12,772,441	7,419,524	5,734,925
United Kingdom	4,716,531	3,784,535	2,725,925
Asia Pacific	5,262,733	4,370,156	2,754,495
Latin America	2,274,341	2,098,873	1,799,180
Middle East/Africa	5,167,595	3,149,235	2,806,502
Other	319,898	254,913	595,759
Total	$158,924,448	$129,932,881	$109,920,614
Our largest customer (the China Distributor) accounted for 20.6%, 23.5% and 29.2% of our net sales during the years ended December 31, 2020, 2019 and 2018 respectively.

XPEL Inc.
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
3.    PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following:

	December 31, 2020	December 31, 2019
Furniture and fixtures	$1,349,037	$1,168,894
Computer equipment	1,482,911	1,151,295
Vehicles	760,335	683,213
Equipment	1,955,254	1,648,656
Leasehold improvements	2,055,798	1,479,594
Plotters	1,282,630	839,455
Construction in Progress	321,764	306,100
Total property and equipment	9,207,729	7,277,207
Less: accumulated depreciation	4,501,481	3,262,554
Property and equipment, net	$4,706,248	$4,014,653
Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $1,274,095, $915,918 and $735,983, respectively.
4.    INTANGIBLE ASSETS, NET
Intangible assets consists of the following:

	December 31, 2020	December 31, 2019
Trademarks	$373,374	$309,395
Software	2,598,985	2,288,062
Trade name	497,545	492,408
Contractual and customer relationships	5,043,915	3,010,480
Non-compete	458,536	268,459
Other	213,218	208,012
Total cost	9,185,573	6,576,816
Less: Accumulated amortization	3,761,593	2,756,356
Intangible assets, net	$5,423,980	$3,820,460
Amortization expense for the years ended December 31, 2020, 2019 and 2018 was $955,937, $781,105 and $642,801, respectively. Based on the carrying value of definite-lived intangible assets as of December 31, 2020, we estimate our future amortization expense will be as follows:

2021	$1,035,158
2022	947,587
2023	903,786
2024	774,585
2025	511,263
Thereafter	$1,251,601
During the year ended December 31, 2019, the Company’s wholly-owned subsidiary, Protex Canada, sold a franchise territory to a new franchisee in Quebec. In connection with this arrangement, the

XPEL Inc.
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
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
5.    GOODWILL
The following table summarizes changes in the carrying amounts of goodwill for the years ended December 31, 2020 and 2019:

Balance at December 31, 2018	$2,322,788
Additions	44,584
Impairment	(35,884)
Foreign currency translation	75,024
Balance at December 31, 2019	$2,406,512

Balance at December 31, 2019	$2,406,512
Additions	1,938,656
Foreign currency translation	127,049
Balance at December 31, 2020	$4,472,217
No impairment was recorded during the year ended December 31, 2020. During the year ended December 31, 2019, the Company’s wholly-owned subsidiary, Protex Canada, sold a franchise territory to a new franchisee in Quebec. In connection with this arrangement, the Company closed its Quebec City installation location and recorded an impairment against all previously recognized intangible assets for that location. The Company recorded an impairment loss of $35,884 related to the Goodwill associated with this closed location. This impairment loss is reflected in general and administrative expense on the consolidated statement of income. This impairment represents the full accumulated impairment balance at both December 31, 2020 and 2019, respectively.
6.    INVENTORIES
The components of inventory are summarized as follows:

	December 31, 2020	December 31, 2019
Film and film based products	$20,170,756	$13,538,610
Other products	1,717,236	1,226,708
Packaging and supplies	589,225	496,661
Inventory reserve	(113,091)	(120,826)
	$22,364,126	$15,141,153
7.    DEBT
REVOLVING FACILITIES
The Company has an $8,500,000 revolving line of credit to support its continuing working capital needs. The line of credit has a variable interest rate of the Wall Street Journal prime rate plus 1.00% with a floor of 3.50%, and it reaches maturity on June 5, 2022. This line of credit is secured by substantially all of the Company’s current and future assets.The interest rate was 3.50% and 5.50% as of December 31,

XPEL Inc.
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
2020 and 2019, respectively. As of December 31, 2020 and 2019, no balance was outstanding on this line.
The credit agreement contains customary covenants including covenants relating to complying with applicable laws, delivery of financial statements, payment of taxes and maintaining insurance. The credit agreement also requires that  XPEL must maintain certain debt coverage ratios, and it contains customary events of default including the failure to make payments of principal and interest, the breach of any covenants, the occurrence of a material adverse change, and certain bankruptcy and insolvency events.
As of December 31, 2020 and 2019, the Company was in compliance with all debt covenants.
XPEL Canada Corp., a wholly owned subsidiary of XPEL, Inc., also has a CAD $4,500,000 revolving line of credit agreement with HSBC Bank Canada to support its continuing working capital needs. The line has a variable interest rate of the HSBC Canada Bank’s prime rate plus 0.25%. The interest rate was 2.70% and 4.20% as of December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, no balance was outstanding on this line of credit. This facility is guaranteed by the Company.
NOTES PAYABLE
On May 11, 2020, the Company borrowed $6,000,000 pursuant to a 36-month term-loan with Texas Partners Bank. The term-loan bears interest at a rate of 3.5% per annum, requires monthly payments of principal and interest of $176,373 and matures in June 2023. As of December 31, 2020, $5,056,240 was outstanding under the term-loan. The term-loan is secured by a security interest in substantially all of our current and future assets.
As part of its acquisition strategy, the Company uses a combination of cash and unsecured non-interest bearing promissory notes payable to fund its business acquisitions. The Company discounts the promissory note to fair value using market interest rates at the time of the acquisition.
Notes payable are summarized as follows:

	Weighted Average Interest Rate	Matures	December 31, 2020	December 31, 2019
Term-loan	3.50%	2023	$5,056,240	$—
Face value of acquisition notes payable	3.02%	2023	$1,428,384	$806,867
Total face value of notes payable			$6,484,624	$806,867
Unamortized discount			$(348,261)	$(37,360)
Current portion			$(2,568,172)	$(462,226)
Total long-term debt			$3,568,191	$307,281
The approximate future principal payments on notes payable are as presented in the table below.

2021	$2,761,140
2022	2,549,623
2023	1,156,221
2024	16,283
2025	1,357
Thereafter	—
$6,484,624

XPEL Inc.
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
8.    EMPLOYEE BENEFIT PLAN
The Company sponsors defined contribution plans for substantially all employees. Annual Company contributions under the plans are discretionary. Company contribution expenses during the years ended December 31, 2020, 2019 and 2018 were $278,434, $174,744 and $124,431, respectively.
9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following table presents significant accounts payable and accrued liability balances as of the periods ending:

	December 31, 2020	December 31, 2019
Trade payables	$12,987,487	$7,440,965
Payroll liabilities	2,266,643	1,367,340
Contract liabilities	244,837	559,232
Other liabilities	1,298,495	829,816
	$16,797,462	$10,197,353
10.    CAPITAL STOCK
Shares issued and outstanding at both December 31, 2020 and 2019 were 27,612,597. Par value of these shares for these same dates was $27,613.
11.    STOCK OPTIONS
The Company’s 2020 Equity Incentive Plan was approved during the May 28, 2020 Annual Meeting of Stockholders. Under this plan, 275,000 shares of the Company’s Common Stock are reserved for issuance, as administered by the Company’s Compensation Committee. Awards may be granted to employees, consultants, or directors of the Company or any parent or subsidiary of the Company; provided that incentive stock options may be granted only to employees. If an award made under this plan expires, if it is terminated, surrendered, cancelled, or otherwise becomes unexercisable, or if an award is forfeit in whole or in part or is forfeited due to failure to vest, then the unpurchased shares under such award will become available for future grant under this plan. This plan allows for the bestowal of different types of awards.
Stock options awarded under this plan must be at least equal to the fair market value of a share of our Common Stock on the date of the grant. Any option period will not exceed 10 years, except with respect to any participant who owns more than 10% of the voting power of all classes of stock of the Company.
Restricted stock, RSUs, Performance Units and Performance Shares, and Other Share-based Awards may be granted at the discretion of the Compensation Committee according to terms and conditions set by the Compensation Committee, subject to the provisions of the 2020 Equity Incentive Plan.
No awards were granted under the plan during years presented within this annual report.

XPEL Inc.
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
12.    FAIR VALUE MEASUREMENTS
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
Financial instruments include cash and cash equivalents (Level 1), accounts receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate fair value because of the near-term maturities of these financial instruments. The carrying value of the Company’s notes payable approximates fair value due to the relatively short-term nature and interest rates of the notes. The carrying value of the Company's long-term debt approximates fair value due to the interest rates being market rates. For discussion of the fair value measurements related to goodwill refer to Note 5, Goodwill, of the consolidated financial statements for periods ended December 31, 2020 and 2019, respectively.
The estimated fair value of debt is based on market quotes for instruments with similar terms and remaining maturities (Level 2 inputs and valuation techniques).
As more fully described in footnote 16, the Company incurred contingent liabilities in relation to the 2020 acquisition of Veloce Innovation. The payment of these liabilities is contingent on attainment of certain revenue performance metrics in future years. The fair value of these liabilities was determined using a Monte Carlo Simulation method based on the probability and timing of certain future payments related to these metrics. These liabilities are accounted for as Level 3 liabilities within the fair value hierarchy.
Liabilities measured at December 31, 2020 and 2019 at fair value on a recurring basis are as follows:

	2020	2019
Level 3:
Contingent Liabilities	$571,833	$—
Due to the timing of the Veloce acquisition on December 31, 2020, no changes to the initial valuation were recorded, and a presentation of changes during the year would contain no additional meaningful information.

XPEL Inc.
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
13.    INCOME TAXES
Income before income taxes on which the provision for income taxes was computed is as follows:

	2020	2019	2018
Domestic	$20,546,504	$15,375,731	$10,008,013
International	2,257,855	1,574,697	1,473,292
Income before income taxes	$22,804,359	$16,950,428	$11,481,305

The provision for income taxes differs from the United States federal statutory rate as follows:

	2020	2019	2018
Income before income taxes	$22,804,359	$16,950,428	$11,481,305
Statutory rate	21%	21%	21%
	4,788,915	3,559,590	2,411,074

State taxes net of federal benefit	295,097	31,446	183,468
Nondeductible/nontaxable items	49,252	115,679	—
Foreign tax rate differential	101,625	45,994	81,474
Foreign derived intangible income benefit	(703,328)	(287,606)	—
Return to provision estimated revision	(195,577)	(358,986)	—
Other - net	186,684	(150,761)	84,057
Income tax expense	$4,522,668	$2,955,356	$2,760,073
The foreign tax rate differential reflects the impact of the differences in our various international tax rates and our US statutory rate.
The components of the income tax provision (benefit) are as follows:

	Years ended December 31
	2020	2019	2018
Current Income Tax Expense
Federal	$3,572,812	$2,412,157	$2,182,415
Foreign	815,968	518,528	431,638
State	407,187	3,068	232,238
Total Current Income Tax Expense	4,795,967	2,933,753	2,846,291
Deferred Income Tax Expense/(Benefit)
Federal	(234,176)	99,870	(65,801)
Foreign	13,854	(78,267)	(20,417)
State	(52,977)	—	—
Total Deferred Income Tax Expense/(Benefit)	(273,299)	21,603	(86,218)
Total	$4,522,668	$2,955,356	$2,760,073

XPEL Inc.
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

	Years ended December 31
	2020	2019
DEFERRED TAX ASSETS:
Allowance for Doubtful Accounts	$16,081	$31,073
263(A) Adjustment	59,852	31,427
Accrued Expenses	399,240	212
Inventory Reserve	25,436	9,725
Unrealized loss	37,432	6,282
State Tax Credit	103,350	27,867
NOL Carryforward and Other	160,883	162,005
Right of Use Lease Liability	1,280,737	1,046,467
Total deferred tax assets	2,083,011	1,315,058

DEFERRED TAX LIABILITIES:
Fixed and Intangible Assets	$1,399,311	$860,592
Unrealized Gain	15,150	12,713
Accretion	6,852	—
Cumulative Translation Adjustment	9,436	—
Right of Use Lease Asset	1,280,068	1,046,467
Total deferred tax liabilities	2,710,817	1,919,772
Total net deferred tax liabilities	$(627,806)	$(604,714)
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
The Company has net operating losses of approximately $0.8 million available to apply against future taxable income. These losses have no expiration date. The Company has state tax credits of $0.1 million available to apply against future taxable income. These credits begin to expire in 2039.

XPEL Inc.
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
Reconciliation of Unrecognized Tax Benefits from Uncertain Tax Positions

	Years Ended December 31,
	2020	2019	2018
Beginning unrecognized tax benefits	$—	$—	$—
Increase related to tax positions of the current year	—	—	—
Increase related tax positions of prior years	129,082	—	—
Lapse of statute of limitations	—	—	—
Audit Settlements	—	—	—
Ending unrecognized tax benefits	$129,082	$—	$—
The Company recognizes the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely upon its technical merits at the reporting date. The unrecognized tax benefit is the difference between the tax benefit recognized and the tax benefit claimed on the Company’s income tax return. The Company recognized a previously unrecognized tax benefit during the year ended December 31, 2020 in the amount of approximately $0.2 million related to an uncertain tax position in one of its foreign subsidiaries. This amount includes an estimate for interest and penalties. The liability is reflected in other long term liabilities on the Company’s balance sheet. The Company does not expect any changes to this position in the next twelve months. The unrecognized tax benefits in the table above includes $0.1 million as of December 31, 2020, that, if recognized, would have impacted income tax expense. The Company believes that all material tax positions in the current and prior years have been analyzed and properly accounted for and that the risk of additional material uncertain tax positions that have not been identified is remote.
The Company plans to indefinitely reinvest foreign earnings and does not expect to repatriate earnings for the foreseeable future. Determination of the amount of unrecognized deferred tax liabilities related to investment in these foreign subsidiaries is not practicable.
The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is still subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years 2013 and after. There are no ongoing or pending IRS, state or foreign examinations.
14.    COMMITMENTS AND CONTINGENCIES
CONTINGENCIES
In the ordinary course of business activities, the Company may be contingently liable for litigation and claims with customers, suppliers and former employees. Management believes that adequate provisions have been recorded in the accounts where required. Management also has determined that the likelihood of any litigation and claims having a material impact on our results of operations, cash flows or financial position is remote. See Note 16 of the Notes to our Consolidated Financial Statements for further information.
SUPPLY AGREEMENT
Through our Amended and Restated Supply Agreement that we entered into with our primary supplier in March 2017 and renewed in March 2020, we have exclusive rights to commercialize, market, distribute and sell its automotive aftermarket products through March 21, 2022, which term automatically renews for successive two year periods thereafter unless terminated at the option of either party with two months’

XPEL Inc.
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
notice. During such term, we have agreed to use commercially reasonable efforts to purchase a minimum of $5,000,000 of products quarterly from this principal supplier of paint protection film products, with a yearly minimum purchasing requirement of $20,000,000.
OTHER COMMITMENTS
In December 2020, the Company entered into an agreement to lease additional warehouse space in San Antonio, Texas. In January 2021, the Company entered into an agreement to lease additional warehouse space in Charlotte, North Carolina. The inception date of the Texas lease is scheduled for June 2021, is for a term of 88 months, and includes total base rent payments of $4,706,016. The inception of the North Carolina lease is scheduled for the second quarter of 2021, is for a term of 84 months, and includes total base rent payments of $949,601.
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
Balance sheet information related to operating leases is as follows:

	December 31, 2020	December 31, 2019
Operating lease right-of-use assets	$5,973,702	$5,079,110

Current portion of operating lease liabilities	1,650,749	1,126,701
Noncurrent portion of operating lease liabilities	4,331,214	4,009,949
Total operating lease liabilities	$5,981,963	$5,136,650
We had operating lease expense of $1,515,848 and $1,210,969, respectively, for the years ended December 31, 2020 and 2019. For the year ended December 31, 2018, rent expense related to operating leases accounted for under the prior lease standard was approximately $1,209,208. Variable lease payments, short-term lease expenses, and cash payments on leases subject to the accounting treatment described above in Note 1 were $234,175, $513,016 and $1,460,422, respectively, for the year ended December 31, 2020. For the year ended December 31, 2019, these same costs were $492,771, $157,253, and $1,235,264, respectively.
Weighted-average information associated with the measurement of our remaining operating lease obligations is as follows:

XPEL Inc.
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (in years)	4.9	5.6
Weighted-average discount rate	5.84%	5.84%
The following table summarizes the maturity of our operating lease liabilities as of December 31, 2020:

2021	$1,702,807
2022	1,620,862
2023	1,426,574
2024	762,478
2025	415,216
Thereafter	990,187
Total operating lease payments	6,918,124
Less: interest	(936,161)
Total operating lease liabilities	$5,981,963

XPEL Inc.
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018

16.    ACQUISITION OF BUSINESSES
The Company completed the following acquisitions during the years ended December 31, 2020, 2019 and 2018:

Acquisition Date	Name/Location/Description	Purchase Price	Acquisition Type	Acquisition Purpose
December 31, 2020	Veloce Innovation, Houston, Texas, United States, Window film installation business	$1,441,000	Asset Purchase	Local market expansion
October 30, 2020	France Auto Racing, Dijon, France, Paint protection film distributor	$329,390	Asset Purchase	Local market expansion
February 1, 2020	Protex Centre, Laval, Quebec, Canada - Paint protection installation shop	$2,475,270	Share Purchase	Local market expansion
December 20, 2019	Paintshield, Ltd., Salisbury, Wiltshire, United Kingdom - Paint protection and window film installation shop	$127,623	Asset Purchase	Local market expansion
November 1, 2018	Apogee, Corp., Yilan City, Yilan County, Taiwan - Paint protection and window film distributor	$638,552	Share Purchase	Local market expansion
August 1, 2018	9846905 Canada, Inc., Calgary, Alberta, Canada - Paint protection and window film installation shop	$332,798	Share Purchase	Local market expansion
August 1, 2018	9341-9182 Quebec, Inc., Pointe Claire, Quebec, Canada - Paint protection and window film installation shop	$363,239	Share Purchase	Local market expansion
June 1, 2018	eShields, LLC, La Verne, CA, USA - Antimicrobial film distributor	$496,982	Asset Purchase	Product line expansion
April 1, 2018	9352-4692 Quebec, Inc. Quebec City, Quebec, Canada - Paint protection and window film installation shop	$87,248	Share Purchase	Local market expansion
The total purchase price for acquisitions completed during the years ended December 31, 2020, 2019 and 2018 are as follows:

XPEL Inc.
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018

	December 31,
	2020	2019	2018
	2020 Acquisitions	2019 Acquisitions	2018 Acquisitions
Purchase Price
Cash	$2,811,346	$127,623	$831,934
Promissory note	893,314	—	998,668
Contingent consideration	541,000	—	—
Forgiveness of debt	—	—	88,216
	$4,245,660	$127,623	$1,918,818

Allocation
Cash	$242,808	$—	$41,407
Accounts receivable	206,808	—	155,434
Inventory	182,336	—	494,663
Prepaid expenses and other assets	3,764	—	78,631
Other long-term assets	6,197	—	—
Property and equipment	161,702	5,038	167,622
Right-of-use lease assets	587,587	—	—
Software	1,027	—	—
Trade name	—	25,918	—
Acquired patterns	—	52,083	—
Customer relationships	1,896,220	—	609,751
Non-compete	179,093	—	—
Goodwill	1,938,656	44,584	576,173
Current portion of lease liabilities	(73,297)	—	—
Accounts payable and accrued liabilities	(154,802)	—	(204,863)
Non-current portion of lease liabilities	(514,290)	—	—
Assumed debt	(108,764)	—	—
Deferred tax liability	(274,333)	—	—
Taxes payable	(35,052)	—	—
	$4,245,660	$127,623	$1,918,818
Intangible assets acquired in 2020 have a weighted average useful life of 9 years. Intangible assets acquired in 2019 have a weighted average useful life of 2 years. Intangible assets acquired in 2018 have a weighted average useful life of 9 years.
Goodwill for these acquisitions relates to the expansion into new geographical areas. The goodwill also represents the acquired employee knowledge of the various markets, distribution knowledge by the employees of the acquired businesses, as well as the expected synergies resulting from the acquisitions.
Goodwill and other intangibles acquired in taxable asset purchases are analyzed for allowable amortization for tax purposes over appropriate periods as prescribed by applicable regulatory jurisdictions.
Acquisition costs incurred related to these acquisitions were immaterial and were included in selling, general and administrative expenses.

XPEL Inc.
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018

The acquired companies were consolidated into our financial statements on their respective acquisition dates. The aggregate revenue and operating income of our 2020 acquisitions consolidated into our 2020 consolidated financial statements from the respective dates of acquisition were $3,816,509 and $1,125,311, respectively. Due to the timing of the transaction, the aggregate revenue and operating income of the Veloce Innovation and Paintshield acquisitions were immaterial to our 2020 and 2019 consolidated financial statements, respectively. The aggregate revenue and operating income of our 2018 acquisitions consolidated into our 2018 consolidated financial statements from the respective dates of acquisition were $613,701 and $43,030, respectively. The following unaudited financial information presents our results, including the estimated expenses relating to the amortization of intangibles purchased, as if the acquisitions during the years ended December 31, 2020 had occurred on January 1, 2019:

	Twelve Months Ended
	December 31,
	2020 (Unaudited)	2019 (Unaudited)
Revenue	$160,746,877	$133,400,046
Net income	$18,274,591	$13,927,429
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
On February 1, 2020, the Company acquired the remaining 15% minority interest in XPEL, Ltd., the subsidiary of the Company operating in the United Kingdom, for a purchase price of £600,000, or $762,479. This purchase is reflected in the Consolidated Statement of Changes in Stockholders' Equity.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established and maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.
Management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our CEO and CFO have each concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
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
Part III
Item 10. Directors, Executive and Corporate Governance
The information required by this Item is set forth under the headings “Corporate Governance,” “Directors,” “Executive Officers” and “Other Information—Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item is set forth under the heading “Executive Compensation,” under the subheadings “Board Oversight of Risk Management” and “Compensation Committee Interlocks and Insider Participation” under the heading “Corporate Governance” and under the subheadings “Compensation of Directors” and “Director Compensation—2020” under the heading “Directors” in the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is set forth under the headings “Other Information—Security Ownership of Certain Beneficial Owners and Management” and “Other Information—Equity Compensation Plan Information” in the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is set forth under the subheadings “Board Committees”, “Review, Approval, or Ratification of Transactions with Related Persons” and “Transactions with Related Persons” under the heading “Corporate Governance” in the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item is set forth under the subheadings “Fees Paid to Auditors” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm” under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules
1.Financial Statements
    See Index to Financial Statements at Item 8 herein.
2.Financial Statement Schedules
Schedules not listed above have been omitted because they are not required, not applicable, or the required information is otherwise included.
3.Exhibits
The exhibits listed below are filed or furnished as part of this Annual Report or are incorporated herein by reference, in each case as indicated below.

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit/Appendix	Filing Date
3.1	Articles of Incorporation of the Company, filed with the Nevada Secretary of State on October 14, 2003.	10-12B	3.1	04/03/2019
3.2	Certificate of Amendment to the Articles of Incorporation of the Company, filed with the Nevada Secretary of State on December 29, 2003.	10-12B	3.2	04/03/2019
3.3	Certificate of Amendment to the Articles of Incorporation of the Company, filed with the Nevada Secretary of State on June 3, 2018.	10-12B	3.3	04/03/2019
3.4	Amended and Restated Bylaws of the Company, effective as of November 18, 2019.	8-K	3.1	11/18/2019
4.1	Description of Securities of the Registrant.	10-K	4.1	3/16/2020
10.1	Business Loan Agreement, dated as of August 5, 2017, between XPEL Technologies Corp., as borrower, and The Bank of San Antonio, as lender.	10-12B/A	10.1	05/30/2019
10.2	Change in Terms Agreement, dated as of May 5, 2018, modifying that certain Business Loan Agreement dated as of August 5, 2017, between XPEL Technologies, Corp., as borrower, and The Bank of San Antonio, as lender.	10-12B/A	10.2	05/30/2019
10.3	Change in Terms Agreement, dated as of May 11, 2020, between the Company, as borrower, and The Bank of San Antonio, as lender.	10-Q	10.1	05/14/2020
10.4	Modification to Loan Agreement dated as of May 11, 2020 between the Company, as borrower, and The Bank of San Antonio, as lender.	10-Q	10.2	05/14/2020
10.5	Promissory Note, dated as of May 11, 2020, between the Company, as borrower, and The Bank of San Antonio, as Lender.	10-Q	10.3	05/14/2020
10.6	Credit Facility Letter, dated September 11, 2018, by and among XPEL Canada Corp., as borrower, XPEL, Inc., as guarantor, and HSBC Bank Canada, as lender.	10-12B/A	10.3	05/30/2019

10.7	Amended and Restated Supply Agreement by and between XPEL Technologies Corp., and entrotech, inc.	10-12B/A	10.4	04/24/2019
10.8	Distribution Agreement dated May 31, 2018 by and between the Company and Shanghai Xing Ting Trading Co., Ltd.	10-12B/A	10.5	05/30/2019
10.9+	XPEL, Inc. 2020 Equity Incentive Plan	Schedule 14A	A	04/17/2020
14.1	Code of Business Conduct and Ethics.	10-12B/A	14.1	04/24/2019
21.1*	Subsidiaries of the Company.
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certifications of Chief Executive Officer.
32.2**	Section 1350 Certifications of Chief Financial Officer.
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.
* Filed herewith
** Furnished herewith
+Management Compensatory Plan or Agreement

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XPEL, Inc. (Registrant)

		By:	/s/ Barry R. Wood
Barry R. Wood
Senior Vice President and Chief Financial Officer
Date:	March 11, 2021		(Authorized Officer and Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name and Signature	Title	Date
/s/ Ryan L. Pape	Chairman of the Board, President and Director (Principal Executive Officer)	March 11, 2021
Ryan L. Pape
/s/ Barry R. Wood	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2021
Barry R. Wood
/s/ John A. Constantine	Director	March 11, 2021
John A. Constantine
/s/ Richard K. Crumly	Director	March 11, 2021
Richard K. Crumly
/s/ Michael A. Klonne	Director	March 11, 2021
Michael A. Klonne
/s/ Mark E. Adams	Director	March 11, 2021
Mark E. Adams