Form 10-Q
period 2021-03-31
XPEL, Inc.
filed 2021-05-10
CIK 1767258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The registrant had 27,612,597 shares of common stock outstanding as of May 10, 2021.

Part I. Financial Information

Item 1. Financial Statements

XPEL, INC.
Condensed Consolidated Balance Sheets

	(Unaudited)	(Audited)
	March 31, 2021	December 31, 2020
Assets
Current
Cash and cash equivalents	$35,615,477	$29,027,124
Accounts receivable, net	9,903,238	9,944,213
Inventory, net	24,909,271	22,364,126
Prepaid expenses and other current assets	2,121,327	1,441,749
Total current assets	72,549,313	62,777,212
Property and equipment, net	5,711,937	4,706,248
Right-of-Use lease assets	6,792,636	5,973,702
Intangible assets, net	5,287,809	5,423,980
Other non-current assets	487,983	486,472
Goodwill	4,509,419	4,472,217
Total assets	$95,339,097	$83,839,831
Liabilities
Current
Current portion of notes payable	$2,514,391	$2,568,172
Current portion lease liabilities	1,792,164	1,650,749
Accounts payable and accrued liabilities	21,358,360	16,797,462
Income tax payable	444,437	183,961
Total current liabilities	26,109,352	21,200,344
Other long-term liabilities	676,940	729,408
Deferred tax liability, net	657,210	627,806
Non-current portion of lease liabilities	4,958,742	4,331,214
Non-current portion of notes payable	2,917,061	3,568,191
Total liabilities	35,319,305	30,456,963
Commitments and Contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.001 par value; authorized 10,000,000; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,612,597 issued and outstanding	27,613	27,613
Additional paid-in-capital	10,412,471	10,412,471
Accumulated other comprehensive (loss) income	(143,920)	66,215
Retained earnings	49,723,628	42,876,569
Total stockholders’ equity	60,019,792	53,382,868
Total liabilities and stockholders’ equity	$95,339,097	$83,839,831
See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue
Product revenue	$44,931,353	$23,749,917
Service revenue	6,934,761	4,638,546
Total revenue	51,866,114	28,388,463

Cost of Sales
Cost of product sales	31,546,547	16,761,413
Cost of service	2,033,136	1,330,162
Total cost of sales	33,579,683	18,091,575
Gross Margin	18,286,431	10,296,888

Operating Expenses
Sales and marketing	3,387,830	2,743,249
General and administrative	6,351,491	5,069,771
Total operating expenses	9,739,321	7,813,020

Operating Income	8,547,110	2,483,868

Interest expense	52,719	30,558
Foreign currency exchange loss	35,612	415,577

Income before income taxes	8,458,779	2,037,733
Income tax expense	1,611,720	426,379
Net income	6,847,059	1,611,354

Earnings per share
Basic and diluted	$0.25	$0.06
Weighted Average Number of Common Shares
Basic and diluted	27,612,597	27,612,597

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2021	2020
Other comprehensive income
Net income	$6,847,059	$1,611,354
Foreign currency translation	(210,135)	(760,055)
Total comprehensive income	6,636,924	851,299
Total comprehensive income attributable to:
Stockholders of the Company	6,636,924	855,832
Non-controlling interest	—	(4,533)
Total comprehensive income	$6,636,924	$851,299

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Stockholders' Equity - Three Months Ended March 31
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Equity Attributable to Stockholders of the Company	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	27,612,597	$27,613	$11,348,163	$24,594,878	$(908,764)	$35,061,890	$(168,680)	$34,893,210
Net income	—	—	—	1,611,354	—	1,611,354	—	1,611,354
Foreign currency translation	—	—	—	—	(755,522)	(755,522)	(4,533)	(760,055)
Purchase of minority interest	—	—	(935,692)	—	—	(935,692)	173,213	(762,479)
Balance as of March 31, 2020	27,612,597	27,613	10,412,471	26,206,232	(1,664,286)	34,982,030	—	34,982,030

Balance as of December 31, 2020	27,612,597	27,613	10,412,471	42,876,569	66,215	53,382,868	—	53,382,868
Net income	—	—	—	6,847,059	—	6,847,059	—	6,847,059
Foreign currency translation	—	—	—	—	(210,135)	(210,135)		(210,135)
Balance as of March 31, 2021	27,612,597	$27,613	$10,412,471	$49,723,628	$(143,920)	$60,019,792	$—	$60,019,792
See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$6,847,059	$1,611,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	383,090	270,317
Amortization of intangible assets	262,606	233,896
Loss on sale of property and equipment	2,031	3,121
Bad debt expense	93,030	22,832
Deferred income tax	23,655	(31,764)
Accretion on notes payable	8,945	11,017

Changes in assets and liabilities:
Accounts receivable	(124,628)	(157,943)
Inventory, net	(2,612,306)	(3,932,654)
Prepaid expenses and other current assets	(685,955)	(18,366)
Income tax receivable	—	94,729
Other assets	(113,145)	(326,798)
Accounts payable and accrued liabilities	4,571,640	2,201,806
Income tax payable	270,946	290,610
Net cash provided by operating activities	8,926,968	272,157
Cash flows used in investing activities
Purchase of property, plant and equipment	(1,405,376)	(776,057)
Proceeds from sale of property and equipment	238	24,659
Acquisition of a business, net of cash acquired	—	(1,247,843)
Development of intangible assets	(114,048)	(109,414)
Net cash used in investing activities	(1,519,186)	(2,108,655)
Cash flows from financing activities
Borrowings on revolving credit agreement	—	6,000,000
Repayments of notes payable	(723,236)	(143,293)
Purchase of minority interest	—	(784,653)
Net cash provided by (used in) financing activities	(723,236)	5,072,054
Net change in cash and cash equivalents	6,684,546	3,235,556
Foreign exchange impact on cash and cash equivalents	(96,193)	51,216
Increase in cash and cash equivalents during the period	6,588,353	3,286,772
Cash and cash equivalents at beginning of period	29,027,124	11,500,973
Cash and cash equivalents at end of period	$35,615,477	$14,787,745

Supplemental schedule of non-cash activities
Notes payable issued for acquisitions	$—	$893,317

Supplemental cash flow information
Cash paid for income taxes	$1,356,299	$77,026
Cash paid for interest	$45,003	$2,290
See notes to condensed consolidated financial statements.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2021 and 2020
(Unaudited)
1.    INTERIM FINANCIAL INFORMATION
The accompanying (a) condensed consolidated balance sheet as of December 31, 2020, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2021 and 2020 have been prepared by XPEL, Inc. (“XPEL” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns and seasonal, operating and other factors.
 These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s annual report on Form 10-K as filed with the SEC on March 11, 2021.  These condensed consolidated financial statements also should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations section appearing in this Report.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2021 and 2020
(Unaudited)
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
Basis of Presentation - The condensed consolidated financial statements are prepared in conformity with United States Generally Accepted Accounting Principles ("U.S. GAAP") and include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated.
The functional currency for the Company is the United States dollar. The assets and liabilities of each of its foreign subsidiaries are translated into U.S dollars using the exchange rate as of the balance sheet date. Revenues and expenses are translated at the average exchange rates for the period. Gains and losses from translations are recognized in foreign currency translation included in accumulated other comprehensive income in the accompanying consolidated balance sheets. Foreign currency exchange gains and losses are presented as foreign currency exchange loss in the accompanying condensed consolidated statements of income. The ownership percentages and functional currencies of the entities included in these condensed consolidated financial statements are follows:

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
Segment Reporting - Management has concluded that our chief operating decision maker (“CODM”) is our chief executive officer. The Company’s CODM reviews the entire organization’s consolidated results on a monthly basis to evaluate performance and make resource allocation decisions. Management views the Company’s operations and manages its business as one operating segment.
Use of Estimates - The preparation of these condensed consolidated financial statements in conformity to U.S. GAAP requires management to make judgments and estimates and form assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Estimates and underlying assumptions are reviewed on an ongoing basis. Actual outcomes may differ from these estimates under different assumptions and conditions.
Accounts Receivable - Accounts receivable are shown net of an allowance for doubtful accounts of $97,366 and $90,844 as of March 31, 2021 and December 31, 2020, respectively. The Company evaluates the adequacy of its allowances by analyzing the aging of receivables, customer financial condition, historical collection experience, the value of any collateral and other economic and industry factors. Actual collections may differ from historical experience, and if economic, business or customer

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2021 and 2020
(Unaudited)
conditions deteriorate significantly, adjustments to these reserves may be required. When the Company becomes aware of factors that indicate a change in a specific customer’s ability to meet its financial obligations, the Company records a specific reserve for credit losses. The Company had no significant accounts receivable concentration as of March 31, 2021. At December 31, 2020, receivable balances from two large customers accounted for 24.7% of the Company's total trade receivables.
Provisions and Warranties - We provide a warranty on our products. Liability under the warranty policy is based on a review of historical warranty claims. Adjustments are made to the accruals as claims and data experience warrant. Our liability for warranties as of March 31, 2021 and December 31, 2020 was $48,786 and $52,006, respectively. The following tables present a summary of our accrued warranty liabilities for the three months ended March 31, 2021 and the twelve months ended December 31, 2020:

2021
Warranty liability, January 1	$52,006
Warranties assumed in period	57,535
Payments	(60,755)
Warranty liability, March 31	$48,786

2020
Warranty liability, January 1	$65,591
Warranties assumed in period	283,458
Payments	(297,043)
Warranty liability, December 31	$52,006
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU was effective for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year. The Company has adopted this ASU without a material change to its condensed consolidated financial statements.
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

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2021 and 2020
(Unaudited)
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
Revenue from product and services sales is recognized when control of the goods is transferred to the customer which occurs at a point in time typically upon shipment to the customer or completion of the service. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.
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
Under its contracts with customers, the Company stands ready to deliver product upon receipt of a purchase order. Accordingly, the Company has no performance obligations under its contracts until its customers submit a purchase order. The Company does not enter into commitments to provide goods or services that have terms greater than one year. In limited cases, the Company does require payment in advance of shipping product. Typically, product is shipped within a few days after prepayment is received. These prepayments are recorded as contract liabilities on the consolidated balance sheet and are included in accounts payable and accrued liabilities (Note 9). As the performance obligation is part of a contract that has an original expected duration of less than one year, the Company has applied the practical expedient under the Accounting Standards Codification Topic 606 ("ASC 606") to omit disclosures regarding remaining performance obligations.
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

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2021 and 2020
(Unaudited)
when the customer pays for those goods will be less than one year, which is consistent with the Company’s standard payment terms. Accordingly, the Company has elected the practical expedient under ASC 606 to not adjust for the effects of a significant financing component. As such, these amounts are recorded as receivables and not contract assets.
The following table summarizes transactions within contract liabilities for the three months ended March 31, 2021:

Balance, December 31, 2020	$244,837
Revenue recognized related to payments included in the December 31, 2019 balance	(167,868)
Payments received for which performance obligations have not been satisfied	2,508,251
Balance, Effect of foreign currency translation	(480)
Balance, March 31, 2021	$2,584,740
The table below sets forth the disaggregation of revenue by product category for the periods indicated below:

	Three Months Ended March 31,
	2021	2020
Product Revenue
Paint protection film	$35,784,433	$19,771,119
Window film	7,159,291	3,090,106
Other	1,987,629	888,692
Total	44,931,353	23,749,917

Service Revenue
Software	$978,019	$851,571
Cutbank credits	2,635,835	1,613,264
Installation labor	3,114,502	2,021,450
Training	206,405	152,261
Total	6,934,761	4,638,546

Total	$51,866,114	$28,388,463
Because many of our international customers require us to ship their orders to freight forwarders located in the United States, we cannot be certain about the ultimate destination of the product. The following table represents our estimate of sales by geographic regions based on our understanding of

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2021 and 2020
(Unaudited)
ultimate product destination based on customer interactions, customer locations and other factors:

	Three Months Ended March 31,
	2021	2020
United States	$25,604,612	$15,553,037
China	10,705,495	2,024,510
Canada	4,946,175	4,175,196
Continental Europe	4,324,510	2,793,742
United Kingdom	1,785,796	1,116,428
Asia Pacific	1,591,575	770,043
Latin America	916,578	477,694
Middle East/Africa	1,962,630	1,289,056
Other	28,743	188,757
Total	$51,866,114	$28,388,463
Our largest customer accounted for 20.6% and 7.1% of our net sales during the three months ended March 31, 2021 and 2020, respectively.

4.    PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following:

	March 31, 2021	December 31, 2020
Furniture and fixtures	$1,450,654	$1,349,037
Computer equipment	1,569,340	1,482,911
Vehicles	759,967	760,335
Equipment	1,992,864	1,955,254
Leasehold improvements	2,054,500	2,055,798
Plotters	1,312,228	1,282,630
Construction in Progress	1,427,875	321,764
Total property and equipment	10,567,428	9,207,729
Less: accumulated depreciation	4,855,491	4,501,481
Property and equipment, net	$5,711,937	$4,706,248
Depreciation expense for the three months ended March 31, 2021 and 2020 was $383,090 and $270,317, respectively.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2021 and 2020
(Unaudited)
5.    INTANGIBLE ASSETS, NET
Intangible assets consists of the following:

	March 31, 2021	December 31, 2020
Trademarks	$421,094	$373,374
Software	2,665,186	2,598,985
Trade name	500,127	497,545
Contractual and customer relationships	5,066,998	5,043,915
Non-compete	461,957	458,536
Other	213,827	213,218
Total cost	9,329,189	9,185,573
Less: Accumulated amortization	4,041,380	3,761,593
Intangible assets, net	$5,287,809	$5,423,980
Amortization expense for the three months ended March 31, 2021 and 2020 was $262,606 and $233,896, respectively.

6.    GOODWILL
The following table summarizes goodwill transactions for the three months ended March 31, 2021 and 2020:

Balance at December 31, 2019	$2,406,512
Additions	1,184,774
Foreign Exchange	(194,574)
Balance at March 31, 2020	$3,396,712

Balance at December 31, 2020	$4,472,217
Additions	—
Foreign Exchange	37,202
Balance at March 31, 2021	$4,509,419

7.    INVENTORIES
The components of inventory are summarized as follows:

	March 31, 2021	December 31, 2020
Film and film based products	$22,559,577	$20,170,756
Other products	1,937,016	1,717,236
Packaging and supplies	512,398	589,225
Inventory reserve	(99,720)	(113,091)
	$24,909,271	$22,364,126

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2021 and 2020
(Unaudited)
8.    DEBT
REVOLVING FACILITIES
The Company has a $8,500,000 revolving line of credit agreement with The Bank of San Antonio, now known as Texas Partners Bank, to support its continuing working capital needs. This line of credit is secured by a security interest in substantially all of the Company’s current and future assets. Borrowings under the credit agreement bear interest at a variable rate of the Wall Street Journal prime rate minus 1.00% with a floor of 3.50%. This line of credit matures on June 5, 2022. As of both March 31, 2021 and December 31, 2020, the interest rate was 3.50%. As of March 31, 2021 and December 31, 2020, there were no borrowings outstanding on this line.
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
As of March 31, 2021 and December 31, 2020, the Company was in compliance with all debt covenants.
On May 11, 2020, the Company borrowed $6,000,000 pursuant to a 36-month term-loan with Texas Partners Bank. The term-loan bears interest at a rate of 3.50% per annum, requires monthly payments of $176,373 and matures in June 2023.
XPEL Canada Corp., a wholly owned subsidiary of XPEL, Inc., also has a CAD $4,500,000 revolving line of credit agreement with HSBC Bank Canada to support its continuing working capital needs. The line has a variable interest rate of the HSBC Canada Bank’s prime rate plus 0.25%. As of both March 31, 2021 and December 31, 2020, the interest rate on this line was 2.70%. As of March 31, 2021 and December 31, 2020, no balance was outstanding on this line of credit. This facility is guaranteed by the Company.
NOTES PAYABLE
As part of its acquisition strategy, the Company may use a combination of cash and unsecured non-interest bearing promissory notes payable to fund its business acquisitions. The Company discounts the promissory note to fair value using market interest rates at the time of the acquisition.
Notes payable are summarized as follows:

	Weighted Average Interest Rate	Matures	March 31, 2021	December 31, 2020
Term-loan	3.50%	2023	$4,569,999	$5,056,240
Face value of acquisition notes payable	2.68%	2023	$1,084,581	$1,428,384
Total face value of notes payable			5,654,580	6,484,624
Unamortized discount			(223,128)	(348,261)
Current portion			(2,514,391)	(2,568,172)
Total long-term debt			$2,917,061	$3,568,191

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2021 and 2020
(Unaudited)
9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following table presents significant accounts payable and accrued liability balances as of the periods ending:

	March 31, 2021	December 31, 2020
Trade payables	$16,151,655	$12,987,487
Payroll liabilities	1,619,032	2,266,643
Contract liabilities	2,584,740	244,837
Other liabilities	1,002,933	1,298,495
	$21,358,360	$16,797,462

10.    FAIR VALUE MEASUREMENTS
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
Financial instruments include cash and cash equivalents (Level 1), accounts receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate fair value because of the near-term maturities of these financial instruments. The carrying value of the Company’s notes payable approximates fair value due to the relatively short-term nature and interest rates of the notes. The carrying value of the Company's long-term debt approximates fair value due to the interest rates being market rates. For discussion of the fair value measurements related to goodwill refer to Note 6, Goodwill, of the consolidated financial statements for periods ended March 31, 2021 and 2020, respectively.
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
Liabilities measured at fair value on a recurring basis as of the dates noted below are as follows:

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2021 and 2020
(Unaudited)

	March 31, 2021	December 31, 2020
Level 3:
Contingent Liabilities	$517,432	$571,833
We assessed the fair value of these contingent considerations liabilities as of March 31, 2021. This assessment resulted in a reduction in the fair value of the liability of $54,401. This reduction is reflected in general and administrative expenses in the Condensed Consolidated Statement of Income for the three months ended March 31, 2021.

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
SUPPLY AGREEMENT
Through our Amended and Restated Supply Agreement that we entered into with our primary supplier in March 2017, we have exclusive rights to commercialize, market, distribute and sell its automotive aftermarket products through March 21, 2022, which term automatically renews for successive two-year periods thereafter unless terminated at the option of either party with two months’ notice. During such term, we have agreed to use commercially reasonable efforts to purchase a minimum of $5,000,000 of products quarterly from this principal supplier, with a yearly minimum purchasing requirement of $20,000,000.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess the financial condition and results of operations of XPEL, Inc. (“XPEL” or the “Company”). Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the heading “Forward-Looking Statements” in this report and under “Business," "Risk Factors,” "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements and Supplementary Data" in our annual report on Form 10-K which was filed with the Securities and Exchange Commission (“SEC”) on March 11, 2021 and is available on the SEC’s website at www.sec.gov.

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
•One supplier is the main source of our paint protection film.
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
We believe the items we have outlined above are important factors that could cause estimates included in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf.  We have discussed these factors in more detail in in our annual report on Form 10-K as filed with the SEC on March 11, 2021. These factors are not necessarily all of the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our shareholders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution when considering our forward-looking statements.
Executive Summary
Set forth below is summary financial information for the three months ended March 31, 2021 and 2020. This information is not necessarily indicative of results of future operations, and should be read in conjunction with Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes thereto included in Part II, Item 8 our annual report on Form 10-K, as filed with the SEC on March 11, 2021, to fully understand factors that may affect the comparability of the information presented below.
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

Trends and Uncertainties
We have continued to see strong recovery from the initial impacts of COVID-19. During this most recent three-month period, revenue has continued to increase markedly in all major geographic areas. Despite recent positive trends, the long-term effects of the pandemic on our financial results in future periods could still be significant and cannot be reasonably estimated due to the volatility, uncertainty and economic disruption caused by the pandemic. See the risk factor “The COVID-19 pandemic could materially adversely affect our financial condition and results of operations” included in Part I, Item 1A “Risk Factors” in our annual report on Form 10-K for further discussion of the potential impact of the COVID-19 pandemic on our business, results of operations and financial condition.
As we look ahead, we are unable to determine or predict the continuing impact that the COVID-19 pandemic will have on our customers, vendors and suppliers or our business, results of operations, or financial condition. Despite the gradual reduction of restrictions related to the COVID-19 pandemic and the apparent recovery of our operations, significant uncertainty still exists concerning the overall magnitude of the impact and the duration of the COVID-19 pandemic. Additionally, automotive sales and production are highly cyclical, and the cyclical nature of the industry could be compounded by the pandemic. As demand for automotive products fluctuates or decreases, the demand for our products may also fluctuate or decrease. Some automotive manufacturers announced that they were experiencing a global semiconductor shortage which has affected production of vehicles. To the extent that this shortage persists, it could have a material adverse effect on our business, financial conditions and results of operations. Refer to "Part I, Item 1A Risk Factors" in our Annual Report on Form 10-K for additional consideration of the cyclical nature of the automotive industry. We will continue to closely monitor updates regarding the continuing impact of COVID-19 and automotive sales and adjust our operations according to guidelines from local, state and federal officials. In light of the foregoing, we may take actions that alter our business operations or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

Key Business Metric - Non-GAAP Financial Measures
Our management regularly monitors certain financial measures to track the progress of our business against internal goals and targets. We believe that the most important measure to the Company is Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA").
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

The following table is a reconciliation of Net income to EBITDA for the three months ended March 31, 2021 and 2020:

	(Unaudited)
	Three Months Ended March 31,
	2021	2020
Net Income	$6,847,059	$1,611,354
Interest	52,719	30,558
Taxes	1,611,720	426,379
Depreciation	383,090	270,317
Amortization	262,606	233,896
EBITDA	$9,157,194	$2,572,504

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

Results of Operations
The following table summarizes the Company’s consolidated results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	% of Total Revenue	Three Months Ended March 31, 2020	% of Total Revenue	$ Change	% Change
Total revenue	$51,866,114	100.0%	$28,388,463	100.0%	$23,477,651	82.7%
Total cost of sales	33,579,683	64.7%	18,091,575	63.7%	15,488,108	85.6%
Gross margin	18,286,431	35.3%	10,296,888	36.3%	7,989,543	77.6%
Total operating expenses	9,739,321	18.8%	7,813,020	27.5%	1,926,301	24.7%
Operating income	8,547,110	16.5%	2,483,868	8.7%	6,063,242	244.1%
Other expenses	88,331	0.2%	446,135	1.6%	(357,804)	(80.2)%
Income tax	1,611,720	3.1%	426,379	1.5%	1,185,341	278.0%
Net income	$6,847,059	13.2%	$1,611,354	5.7%	$5,235,705	324.9%

The following table summarizes revenue results for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		%	% of Total Revenue
	2021	2020	Inc (Dec)	2021	2020
Product Revenue
Paint protection film	$35,784,433	$19,771,119	81.0%	69.0%	69.6%
Window film	7,159,291	3,090,106	131.7%	13.8%	10.9%
Other	1,987,629	888,692	123.7%	3.8%	3.2%
Total	$44,931,353	$23,749,917	89.2%	86.6%	83.7%

Service Revenue
Software	$978,019	$851,571	14.8%	1.9%	3.0%
Cutbank credits	2,635,835	1,613,264	63.4%	5.1%	5.7%
Installation labor	3,114,502	2,021,450	54.1%	6.0%	7.1%
Training	206,405	152,261	35.6%	0.4%	0.5%
Total	$6,934,761	$4,638,546	49.5%	13.4%	16.3%

Total	$51,866,114	$28,388,463	82.7%	100.0%	100.0%
Because many of our international customers require us to ship their orders to freight forwarders located in the United States, we cannot be certain about the ultimate destination of the product. The following table represents our estimate of sales by geographic regions based on our understanding of ultimate product destination based on customer interactions, customer locations and other factors for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		%	% of Total Revenue
	2021	2020	Inc (Dec)	2021	2020
United States	$25,604,612	$15,553,037	64.6%	49.4%	54.8%
China	10,705,495	2,024,510	428.8%	20.6%	7.1%
Canada	4,946,175	4,175,196	18.5%	9.5%	14.7%
Continental Europe	4,324,510	2,793,742	54.8%	8.3%	9.8%
United Kingdom	1,785,796	1,116,428	60.0%	3.4%	3.9%
Asia Pacific	1,591,575	770,043	106.7%	3.1%	2.7%
Latin America	916,578	477,694	91.9%	1.8%	1.7%
Middle East/Africa	1,962,630	1,289,056	52.3%	3.8%	4.5%
Other	28,743	188,757	(84.8)%	0.1%	0.8%
Total	$51,866,114	$28,388,463	82.7%	100.0%	100.0%
Product Revenue. Product revenue increased 89.2% over the three months ended March 31, 2020 Product revenue represented 86.6% of our total revenue for the three months ended March 31, 2021 and 83.7% for the three months ended March 31, 2020. Revenue from our paint protection film product line increased 81.0% for the three months ended March 31, 2021. Paint protection film sales represented 69.0% and 69.6% of our total consolidated revenues for the three months ended March 31, 2021 and 2020, respectively. The increase in the total amount of paint protection film sales was primarily attributable to two factors. First, unlike our other sales regions, the China and Asia Pacific regions were heavily impacted by the COVID-19 pandemic in the first three months of 2020, and both of those regions have seen significant sales recovery when compared year-over-year. Second, our paint protection products have continued to enjoy a broad-based increase in demand throughout our sales regions. Revenue from our window film product line grew 131.7% for the three months ended March 31, 2021. Window film sales represented 13.8% and 10.9% of our total consolidated revenues for the three months ended March 31, 2021 and 2020, respectively. This increase was due to our continued ability to leverage our existing automotive sales channels to market our window film products.
Service revenue. Service revenue consists of revenue from fees for DAP software access, cutbank credit revenue which represents per-cut fees sold for pattern access or the value of pattern access provided with eligible product revenue, revenue from the labor portion of installation sales in our Company-owned installation centers and revenue from training services provided to our customers. Service revenue grew 49.5% over service revenue for the three months ended March 31, 2020. Service revenue represented 13.4% and 16.3% of our total consolidated revenue from the three months ended March 31, 2021 and 2020, respectively. Software revenue increased 14.8% from the three months ended March 31, 2020. The increase was due primarily to increases in total subscribers to our software. Software revenue represented 1.9% and 3.0% of our total consolidated revenue for the three months ended March 31, 2021 and 2020, respectively.; Cutbank credit revenue grew 63.4% from the three months ended March 31, 2020. This increase was due mainly to growth in product sales in the United States and Canada. Cutbank sales represented 5.1% and 5.7% of our total consolidated revenue for the three months ended March 31, 2021 and 2020, respectively. Installation labor revenue increased 54.1% from the three months ended March 31, 2020, due mainly to increases in demand for installation services in North America and Europe.
Total installation revenue (labor and product combined) at our Company-owned installation centers for the three months ended March 31, 2021 increased 54.1% over the three months ended March 31, 2020. This represented 7.1% and 8.5% of our total consolidated revenue for the three months ended March 31, 2021 and 2020, respectively. Adjusted product revenue, which combines the cutbank credit revenue service component with product revenue, increased 87.5% in the three months ended March 31, 2021 versus the three months ended March 31, 2020 due mainly to strong demand, as more fully described above.
Cost of Sales
Cost of sales consists of product costs and the costs to provide our services. Product costs consist of material costs, personnel costs related to warehouse personnel, shipping costs, warranty costs and other related costs to provide products to our customers. Cost of service includes the labor costs associated with installation of product in our Company-owned facilities, costs of labor associated with pattern design for our cutting software and the costs incurred to provide training for our customers. Product costs in the three months ended March 31, 2021 increased 88.2% over the three months ended March 31, 2020. Cost of product sales represented 60.8% and 59.0% of total revenue in the three months ended March 31, 2021 and 2020, respectively. Cost of services grew 52.8% during the three months ended March 31, 2021 due mainly to the increased installation labor costs associated with increased installation sales at our Company-owned installation centers.
Gross Margin
Gross margin for the three months ended March 31, 2021 grew approximately $8.0 million, or 77.6%, from the three months ended March 31, 2020. For the three months ended March 31, 2021, gross margin represented 35.3% of revenue. The following table summarizes gross margin for product and services for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021		%	% of Category Revenue
	2021	2020	Inc (Dec)	2021	2020
Product	$13,384,806	$6,988,504	91.5%	29.8%	29.4%
Service	4,901,625	3,308,384	48.2%	70.7%	71.3%
Total	$18,286,431	$10,296,888	77.6%	35.3%	36.3%
Product gross margin for the three months ended March 31, 2021 increased approximately $6.4 million, or 91.5%, over the three months ended March 31, 2020 and represented 29.8% and 29.4% of total product revenue for the three months ended March 31, 2021 and 2020, respectively. The increase in product gross margin percentages were primarily due to improvements in product costs and operating leverage.
Service gross margin increased approximately $1.6 million, or 48.2%, over the three months ended March 31, 2020. This represented 70.7% and 71.3% of total service revenue for the three months ended March 31, 2021 and 2020, respectively. The decrease in service gross margin percentage was primarily due to a higher percentage of lower margin installation labor costs relative to other higher margin service revenue components.
Operating Expenses
Sales and marketing expenses for the three months ended March 31, 2021 increased 23.5% compared to the same period in 2020. These expenses represented 6.5% and 9.7% of total consolidated revenue for the three months ended March 31, 2021 and 2020, respectively. The increase was due primarily to increased commissions commensurate with the increase in sales and increases in sales and marketing personnel. These expenses decreased as a percentage of revenue due to operating leverage.
General and administrative expenses grew approximately $1.3 million, or 25.3%, during the three months ended March 31, 2021 over the three months ended March 31, 2020. These costs represented 12.2% and 17.9% of total consolidated revenue for the three months ended March 31, 2021 and 2020, respectively. The increase was due mainly to increases in personnel, occupancy costs, information technology costs and professional fees to support the on-going growth of the business. These expenses decreased as a percentage of revenue due to operating leverage.
Other Expense
Other expense consists of interest expense and foreign currency exchange gain/loss. In the prior year period, the Company incurred approximately $0.4 million in foreign currency exchange losses resulting from foreign currency fluctuations in response to the COVID-19 pandemic. These costs did not recur in the 2021 period.
Income Tax Expense
Income tax expense for the three months ended March 31, 2021 increased $1.2 million from the three months ended March 31, 2020. Our effective tax rate was 19.1% for the three months ended March 31, 2021 compared with 20.9% for the three months ended March 31, 2020. The decrease in the effective rate was due primarily to increased deductions in connection with the 2017 Tax Reform and Jobs Act.
Net income for the three months ended March 31, 2021 increased by $5.2 million, or 324.9%, to $6.8 million.

Liquidity and Capital Resources
The primary source of liquidity for our business is cash and cash equivalents and cash flows provided by operations. As of March 31, 2021, we had cash and cash equivalents of $35.6 million. For the three months ended March 31, 2021, cash flows provided by operations were $8.9 million. We expect to continue to have cash requirements to support working capital needs, capital expenditures (including acquisitions), and to service debt. We believe we have the ability to meet these cash requirements by using available cash, internally generated funds, and, as necessary, borrowing from lines of credit. We are focused on continuing to generate positive operating cash to fund our operational and capital investment initiatives. We believe we have sufficient liquidity to operate for at least the next 12 months from the date of filing this report.
Operating activities. Cash flows provided by operations totaled approximately $8.9 million for the three months ended March 31, 2021, compared to $0.3 million for the three months ended March 31, 2020. This increase was due primarily to increased net income performance and net increases in working capital.
Investing activities. Cash flows used in investing activities totaled approximately $1.5 million during the three months ended March 31, 2021 compared to $2.1 million during the three months ended March 31, 2020. This decrease was due primarily to acquisition related costs recorded in the three months ended March 31, 2020 in connection with our Protex Centre acquisition.
Financing activities. Cash flows used in financing activities during the three months ended March 31, 2021 totaled approximately $0.7 million compared to cash flows provided by financing activities in the prior year of $5.1 million. This difference is due primarily to proceeds from our term loan received during the three months ended March 31, 2020.
Debt obligations and contingent liabilities related to acquisitions as of March 31, 2021 and December 31, 2020 totaled approximately $5.9 million and $6.7 million, respectively.
Credit Facilities
As of March 31, 2020, our credit facilities consisted of an $8.5 million revolving line of credit agreement with The Bank of San Antonio and a revolving credit facility maintained by our Canadian subsidiary. The Bank of San Antonio facility is utilized to fund our working capital needs and is secured by a security interest in substantially all of our current and future assets. Borrowings under the credit agreement bear interest at a variable rate of the Wall Street Journal prime rate minus 1.00% with a floor of 3.50%. The interest rate as of both March 31, 2021 and December 31, 2020 was 3.50%. As of March 31, 2021 and December 31, 2020, no balance was outstanding on this line. The credit agreement matures on June 5, 2022.
The credit agreement contains customary covenants including covenants relating to complying with applicable laws, delivery of financial statements, payment of taxes and maintaining insurance. The credit agreement also requires that  XPEL must maintain certain debt coverage ratios, and it contains customary events of default including the failure to make payments of principal and interest, the breach of any covenants, the occurrence of a material adverse change, and certain bankruptcy and insolvency events. As of March 31, 2021, the Company was in compliance with all covenants.
On May 11, 2020, the Company borrowed $6.0 million pursuant to a 36-month term-loan with Texas Partners Bank. The term-loan bears interest at a rate of 3.50% per annum, requires monthly payments of $176,373 and matures in June 2023.
XPEL Canada Corp., a wholly-owned subsidiary of XPEL, Inc., also has a Canadian Dollar (“CAD”) $4.5 million revolving credit facility through HSBC Bank Canada. This facility is utilized to fund our working capital needs in Canada. This facility bears interest at HSBC Canada Bank’s prime rate plus 0.25% per annum and is guaranteed by the parent company. As of March 31, 2021 and December 31, 2020, no balance was outstanding on this facility.

Contractual Obligations
There has been no material change to the Company’s contractual obligations as described in the Company’s annual report on Form 10-K as filed with the SEC on March 11, 2021.

Critical Accounting Policies
There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in the Company’s annual report on Form 10-K as filed with the SEC on March 11, 2021.

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

Off-Balance Sheet Arrangements
As of March 31, 2021 and December 31, 2020, we did not have any relationships with unconsolidated organizations or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements. We do not engage in off-balance sheet financing arrangements. In addition, we do not engaged in trading activities involving non-exchange contracts.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We have established and maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.
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

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item IA of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2021, the Company did not issue any shares of its common stock or other equity securities of the Company that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

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

XPEL, Inc. (Registrant)

	By:	/s/ Barry R. Wood
Barry R. Wood
Senior Vice President and Chief Financial Officer
May 10, 2021		(Authorized Officer and Principal Financial and Accounting Officer)