Form 10-K/A
period 2020-12-31
XPEL, Inc.
filed 2021-08-03
CIK 1767258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the XPEL, Inc. (“XPEL” or the “Company”) Annual Report (“Annual Report”) on Form 10-K for the fiscal year ended December 31, 2020 (the “Original Filing”), is being filed solely for the purposes of amending (i) Part II, Item 9A to include Management’s Report on Internal Control over Financial Reporting; and (ii) Part IV, Item 15 to add the references in subsection (a) to documents included in the Original Filing and to include as exhibits the new certifications required by Rule 13a-14(a) under the Exchange Act.

As disclosed in Management’s Report on Internal Control over Financial Reporting provided in this Amendment No. 1, management performed and completed its assessment of XPEL’s internal controls over financial reporting as of December 31, 2020 prior to the Original Filing. The section was inadvertently omitted from the Original Filing due to administrative error.
In accordance with Rule 12b-15 under the U.S. Securities Exchange Act of 1934 (the “Exchange Act”), Part II, Item 9A and Part IV, Item 15 of the Original Filing have been amended and restated in their entirety. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.
Part II
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 Framework). Our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2020.

Our management, including our Chief Executive and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within the Company have been detected.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. As an Emerging Growth Company, management’s report was not subject to audit by our independent registered public accounting firm pursuant to the Jumpstart Our Business Startups Act, that permits us to provide only management’s reporting in this annual report.

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

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit/Appendix	Filing Date
3.1	Articles of Incorporation of the Company, filed with the Nevada Secretary of State on October 14, 2003.	10-12B	3.1	04/03/2019
3.2	Certificate of Amendment to the Articles of Incorporation of the Company, filed with the Nevada Secretary of State on December 29, 2003.	10-12B	3.2	04/03/2019
3.3	Certificate of Amendment to the Articles of Incorporation of the Company, filed with the Nevada Secretary of State on June 3, 2018.	10-12B	3.3	04/03/2019
3.4	Amended and Restated Bylaws of the Company, effective as of November 18, 2019.	8-K	3.1	11/18/2019
4.1	Description of Securities of the Registrant.	10-K	4.1	3/16/2020
10.1	Business Loan Agreement, dated as of August 5, 2017, between XPEL Technologies Corp., as borrower, and The Bank of San Antonio, as lender.	10-12B/A	10.1	05/30/2019
10.2	Change in Terms Agreement, dated as of May 5, 2018, modifying that certain Business Loan Agreement dated as of August 5, 2017, between XPEL Technologies, Corp., as borrower, and The Bank of San Antonio, as lender.	10-12B/A	10.2	05/30/2019
10.3	Change in Terms Agreement, dated as of May 11, 2020, between the Company, as borrower, and The Bank of San Antonio, as lender.	10-Q	10.1	05/14/2020
10.4	Modification to Loan Agreement dated as of May 11, 2020 between the Company, as borrower, and The Bank of San Antonio, as lender.	10-Q	10.2	05/14/2020
10.5	Promissory Note, dated as of May 11, 2020, between the Company, as borrower, and The Bank of San Antonio, as Lender.	10-Q	10.3	05/14/2020
10.6	Credit Facility Letter, dated September 11, 2018, by and among XPEL Canada Corp., as borrower, XPEL, Inc., as guarantor, and HSBC Bank Canada, as lender.	10-12B/A	10.3	05/30/2019
10.7	Amended and Restated Supply Agreement by and between XPEL Technologies Corp., and entrotech, inc.	10-12B/A	10.4	04/24/2019
10.8	Distribution Agreement dated May 31, 2018 by and between the Company and Shanghai Xing Ting Trading Co., Ltd.	10-12B/A	10.5	05/30/2019
10.9+	XPEL, Inc. 2020 Equity Incentive Plan	Schedule 14A	A	04/17/2020
14.1	Code of Business Conduct and Ethics.	10-12B/A	14.1	04/24/2019
21.1*	Subsidiaries of the Company.	X

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certifications of Chief Executive Officer.
32.2**	Section 1350 Certifications of Chief Financial Officer.
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.
* Filed herewith
** Furnished herewith
+Management Compensatory Plan or Agreement
X Previously filed as like-numbered exhibit to Original Filing and incorporated by reference herein

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XPEL, Inc. (Registrant)

		By:	/s/ Barry R. Wood
Barry R. Wood
Senior Vice President and Chief Financial Officer
Date:	August 3, 2021		(Authorized Officer and Principal Financial and Accounting Officer)