Form 10-Q
period 2021-06-30
XPEL, Inc.
filed 2021-08-09
CIK 1767258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The registrant had 27,612,597 shares of common stock outstanding as of August 9, 2021.

Part I. Financial Information

Item 1. Financial Statements

XPEL, INC.
Condensed Consolidated Balance Sheets

	(Unaudited)	(Audited)
	June 30, 2021	December 31, 2020
Assets
Current
Cash and cash equivalents	$8,733,902	$29,027,124
Accounts receivable, net	12,625,703	9,944,213
Inventory, net	25,728,267	22,364,126
Prepaid expenses and other current assets	3,207,502	1,441,749
Total current assets	50,295,374	62,777,212
Property and equipment, net	7,556,788	4,706,248
Right-of-use lease assets	9,314,337	5,973,702
Intangible assets, net	21,902,077	5,423,980
Other non-current assets	477,920	486,472
Goodwill	15,826,655	4,472,217
Total assets	$105,373,151	$83,839,831
Liabilities
Current
Current portion of notes payable	$513,891	$2,568,172
Current portion lease liabilities	1,145,724	1,650,749
Accounts payable and accrued liabilities	21,957,708	16,797,462
Income tax payable	1,382,177	183,961
Total current liabilities	24,999,500	21,200,344
Deferred tax liability, net	646,921	627,806
Other long-term liabilities	865,066	729,408
Non-current portion of lease liabilities	8,190,262	4,331,214
Non-current portion of notes payable	239,055	3,568,191
Total liabilities	34,940,804	30,456,963
Commitments and Contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.001 par value; authorized 10,000,000; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,612,597 issued and outstanding	27,613	27,613
Additional paid-in-capital	10,412,471	10,412,471
Accumulated other comprehensive income (loss)	83,086	66,215
Retained earnings	59,909,177	42,876,569
Total stockholders’ equity	70,432,347	53,382,868
Total liabilities and stockholders’ equity	$105,373,151	$83,839,831
See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Product revenue	$58,667,314	$30,961,996	$103,598,668	$54,711,913
Service revenue	10,068,657	4,843,862	17,003,417	9,482,408
Total revenue	68,735,971	35,805,858	120,602,085	64,194,321

Cost of Sales
Cost of product sales	40,592,311	22,556,696	72,138,858	39,318,109
Cost of service	2,896,432	1,510,085	4,929,568	2,840,247
Total cost of sales	43,488,743	24,066,781	77,068,426	42,158,356
Gross Margin	25,247,228	11,739,077	43,533,659	22,035,965

Operating Expenses
Sales and marketing	4,686,693	1,919,529	8,074,523	4,662,778
General and administrative	7,888,213	4,679,092	14,239,704	9,748,863
Total operating expenses	12,574,906	6,598,621	22,314,227	14,411,641

Operating Income	12,672,322	5,140,456	21,219,432	7,624,324

Interest expense	43,940	74,554	96,659	105,112
Foreign currency exchange (gain) loss	(62,906)	4,141	(27,294)	419,718

Income before income taxes	12,691,288	5,061,761	21,150,067	7,099,494
Income tax expense	2,505,739	1,088,071	4,117,459	1,514,450
Net income	$10,185,549	$3,973,690	$17,032,608	$5,585,044

Earnings per share
Basic and diluted	$0.37	$0.14	$0.62	$0.20
Weighted Average Number of Common Shares
Basic and diluted	27,612,597	27,612,597	27,612,597	27,612,597

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Other comprehensive income
Net income	$10,185,549	$3,973,690	$17,032,608	$5,585,044
Foreign currency translation	227,006	443,722	16,871	(316,333)
Total comprehensive income	10,412,555	4,417,412	17,049,479	5,268,711
Total comprehensive income attributable to:
Stockholders of the Company	10,412,555	4,417,412	17,049,479	5,273,244
Non-controlling interest	—	—	—	(4,533)
Total comprehensive income	$10,412,555	$4,417,412	$17,049,479	$5,268,711

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Stockholders' Equity - Three Months Ended June 30
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Equity Attributable to Stockholders of the Company	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2020	27,612,597	$27,613	$10,412,471	$26,206,232	$(1,664,286)	$34,982,030	$—	$34,982,030
Net income	—	—	—	3,973,690	—	3,973,690	—	3,973,690
Foreign currency translation	—	—	—	—	443,722	443,722	—	443,722
Balance as of June 30, 2020	27,612,597	27,613	10,412,471	30,179,922	(1,220,564)	39,399,442	—	39,399,442

Balance as of March 31, 2021	27,612,597	27,613	10,412,471	49,723,628	(143,920)	60,019,792	—	60,019,792
Net income	—	—	—	10,185,549	—	10,185,549	—	10,185,549
Foreign currency translation	—	—	—	—	227,006	227,006	—	227,006
Balance as of June 30, 2021	27,612,597	$27,613	$10,412,471	$59,909,177	$83,086	$70,432,347	$—	$70,432,347

Stockholders' Equity - Six Months Ended June 30
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Equity Attributable to Stockholders of the Company	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	27,612,597	$27,613	$11,348,163	$24,594,878	$(908,764)	$35,061,890	$(168,680)	$34,893,210
Net income	—	—	—	5,585,044	—	5,585,044	—	5,585,044
Foreign currency translation	—	—	—	—	(311,800)	(311,800)	(4,533)	(316,333)
Purchase of minority interest	—	—	(935,692)	—	—	(935,692)	173,213	(762,479)
Balance as of June 30, 2020	27,612,597	27,613	10,412,471	30,179,922	(1,220,564)	39,399,442	—	39,399,442

Balance as of December 31, 2020	27,612,597	27,613	10,412,471	42,876,569	66,215	53,382,868	—	53,382,868
Net income	—	—	—	17,032,608	—	17,032,608	—	17,032,608
Foreign currency translation	—	—	—	—	16,871	16,871	—	16,871
Balance as of June 30, 2021	27,612,597	$27,613	$10,412,471	$59,909,177	$83,086	$70,432,347	$—	$70,432,347

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$17,032,608	$5,585,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	802,697	564,177
Amortization of intangible assets	685,384	466,121
(Gain) loss on sale of property and equipment, net	(15,725)	5,106
Bad debt expense	122,522	88,451
Deferred income tax	5,700	(50,738)
Accretion on notes payable	17,998	24,956

Changes in assets and liabilities:
Accounts receivable	(849,363)	(45,427)
Inventory, net	(2,394,320)	270,890
Prepaid expenses and other assets	(1,771,710)	257,599
Income tax receivable	—	94,729
Other assets	147,605	(419,802)
Accounts payable and accrued liabilities	4,084,052	3,520,202
Income tax payable	1,205,805	1,421,453
Net cash provided by operating activities	19,073,253	11,782,761
Cash flows used in investing activities
Purchase of property, plant and equipment	(3,460,813)	(1,041,987)
Proceeds from sale of property and equipment	15,813	38,469
Acquisition of a business, net of cash acquired	(29,992,449)	(1,247,843)
Development of intangible assets	(200,593)	(198,284)
Net cash used in investing activities	(33,638,042)	(2,449,645)
Cash flows from financing activities
(Repayments) borrowings on term loan	(5,056,240)	6,000,000
Repayments of notes payable	(366,689)	(392,394)
Purchase of minority interest	—	(784,653)
Net cash used in provided by financing activities	(5,422,929)	4,822,953
Net change in cash and cash equivalents	(19,987,718)	14,156,069
Foreign exchange impact on cash and cash equivalents	(305,504)	138,867
(Decrease) increase in cash and cash equivalents during the period	(20,293,222)	14,294,936
Cash and cash equivalents at beginning of period	29,027,124	11,500,973
Cash and cash equivalents at end of period	$8,733,902	$25,795,909

Supplemental schedule of non-cash activities
Notes payable issued for acquisitions	$—	$893,317

Supplemental cash flow information
Cash paid for income taxes	$2,939,097	$77,026
Cash paid for interest	$92,089	$50,955
See notes to condensed consolidated financial statements.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2021 and 2020
(Unaudited)
1.    INTERIM FINANCIAL INFORMATION
The accompanying (a) condensed consolidated balance sheet as of December 31, 2020, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2021 and 2020 have been prepared by XPEL, Inc. (“XPEL” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period due to variability in customer purchasing patterns and seasonal, operating and other factors.
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
On May 21, 2021, the Company entered into a new $57 million revolving line of credit facility with Texas Partners Bank which does business as the Bank of San Antonio. Refer to Note 8 for additional information.
On May 25, 2021, the Company entered into a membership interest purchase agreement (“Purchase Agreement”) to acquire PermaPlate Film LLC, a distributor and installer of automotive window films serving automotive dealerships throughout the United States, from its owners, Siskin Enterprises, Inc. and The David and Blaise Jorgensen Trust. The purchase price of this acquisition was $30 million, subject to customary adjustments, and was funded with cash on-hand. Refer to Note 12 for additional preliminary information related to this acquisition.

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

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2021 and 2020
(Unaudited)
accompanying condensed consolidated statements of income. The ownership percentages and functional currencies of the entities included in these condensed consolidated financial statements are as follows:

Subsidiaries	Functional Currency	% Owned by XPEL, Inc.
XPEL, Ltd.	UK Pound Sterling	100%
Armourfend CAD, LLC	US Dollar	100%
XPEL Canada Corp.	Canadian Dollar	100%
XPEL B.V.	Euro	100%
XPEL Germany GmbH	Euro	100%
XPEL de Mexico S. de R.L. de C.V.	Peso	100%
XPEL Acquisition Corp.	Canadian Dollar	100%
Protex Canada, Inc.	Canadian Dollar	100%
Apogee Corp.	New Taiwan Dollar	100%
XPEL Slovakia	Euro	100%
XPEL France.	Euro	100%
PermaPlate Film LLC	US Dollar	100%
Segment Reporting - Management has concluded that XPEL's chief operating decision maker (“CODM”) is the Company's chief executive officer. The Company’s CODM reviews the entire organization’s consolidated results as a whole on a monthly basis to evaluate performance and make resource allocation decisions. Management views the Company’s operations and manages its business as one operating segment.
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
Accounts Receivable - Accounts receivable are shown net of an allowance for doubtful accounts of $116,268 and $90,844 as of June 30, 2021 and December 31, 2020, respectively. The Company evaluates the adequacy of its allowances by analyzing the aging of receivables, customer financial condition, historical collection experience, the value of any collateral and other economic and industry factors. Actual collections may differ from historical experience, and if economic, business or customer conditions deteriorate significantly, adjustments to these reserves may be required. When the Company becomes aware of factors that indicate a change in a specific customer’s ability to meet its financial obligations, the Company records a specific reserve for credit losses. The Company had no significant accounts receivable concentration as of June 30, 2021. At December 31, 2020, receivable balances from two large customers accounted for 24.7% of the Company's total trade receivables.
Provisions and Warranties - We provide a warranty on the Company's products. Liability under the warranty policy is based on a review of historical warranty claims. Adjustments are made to the accruals based on actual claims data. The Company's liability for warranties as of June 30, 2021 and December 31, 2020 was $45,764 and $52,006, respectively. The following tables present a summary of the Company's accrued warranty liabilities for the six months ended June 30, 2021 and the twelve months ended December 31, 2020:

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2021 and 2020
(Unaudited)

2021
Warranty liability, January 1	$52,006
Warranties assumed in period	100,856
Payments	(107,098)
Warranty liability, June 30	$45,764

2020
Warranty liability, January 1	$65,591
Warranties assumed in period	283,458
Payments	(297,043)
Warranty liability, December 31	$52,006
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
Recent Accounting Pronouncements Issued and Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Measurement of Credit Losses on Financial Instruments”, which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for the Company beginning January 1, 2023 and is required to be applied prospectively. We are currently evaluating the impact that ASU 2016-13 will have on the Company's consolidated financial statements.

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

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2021 and 2020
(Unaudited)
collecting and remitting sales taxes, with the exception of taxes assessed during the procurement process of select inventories. Shipping and handling costs are included in cost of sales.
Revenues from product and services sales are recognized when control of the goods is transferred to the customer which occurs at a point in time, typically upon shipment to the customer or completion of the service. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.
Based upon the nature of the products the Company sells, its customers have limited rights of return, and these rights are immaterial. Discounts provided by the Company to customers at the time of sale are recognized as a reduction in sales at the time of the sale.
Warranty obligations associated with the sale of the Company's products are assurance-type warranties that are a guarantee of the product’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract. Warranty expense is included in cost of sales.
We apply a practical expedient to expense direct costs of obtaining a contract when incurred because the amortization period would have been one year or less.
Under its contracts with customers, the Company stands ready to deliver product upon receipt of a customer's purchase order. Accordingly, the Company has no performance obligations under its contracts until its customers submit a purchase order. The Company does not enter into commitments to provide goods or services that have terms greater than one year. In limited cases, the Company requires payment in advance of shipping product. Typically, product is shipped within a few days after prepayment is received. These prepayments are recorded as contract liabilities on the consolidated balance sheet and are included in accounts payable and accrued liabilities (Note 9). As the performance obligation is part of a contract that has an original expected duration of less than one year, the Company has applied the practical expedient under ASC 606 to omit disclosures regarding remaining performance obligations.
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
The following table summarizes transactions within contract liabilities for the three and six months ended June 30, 2021:

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2021 and 2020
(Unaudited)

Balance, December 31, 2020	$244,837
Revenue recognized related to payments included in the December 31, 2020 balance	(167,868)
Payments received for which performance obligations have not been satisfied	2,508,251
Effect of foreign currency translation	(480)
Balance, March 31, 2021	$2,584,740
Revenue recognized related to payments included in the March 31, 2021 balance	(2,519,452)
Payments received for which performance obligations have not been satisfied	552,979
Effect of foreign currency translation	1,196
Balance, June 30, 2021	$619,463

The table below sets forth the disaggregation of revenue by product category for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Product Revenue
Paint protection film	$45,245,403	$24,248,115	$81,029,836	$44,019,235
Window film	11,084,055	5,954,800	18,243,346	9,044,906
Other	2,337,856	759,081	4,325,486	1,647,772
Total	58,667,314	30,961,996	103,598,668	54,711,913

Service Revenue
Software	$1,054,953	$809,897	$2,032,972	$1,661,469
Cutbank credits	3,386,177	1,611,858	6,022,012	3,225,122
Installation labor	5,358,441	2,391,570	8,472,943	4,413,020
Training	269,086	30,537	475,490	182,797
Total	10,068,657	4,843,862	17,003,417	9,482,408

Total	$68,735,971	$35,805,858	$120,602,085	$64,194,321
Because many of the Company's international customers require us to ship their orders to freight forwarders located in the United States, we cannot be certain about the ultimate destination of the product. The following table represents the Company's estimate of sales by geographic regions based on the Company's understanding of ultimate product destination based on customer interactions, customer locations and other factors:

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2021 and 2020
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$34,295,938	$16,118,729	$59,900,550	$31,671,767
China	12,625,525	9,987,370	23,331,020	12,011,879
Canada	8,876,861	3,958,167	13,823,036	8,133,364
Continental Europe	5,214,535	2,897,562	9,539,045	5,691,304
United Kingdom	2,133,203	630,720	3,918,999	1,747,148
Asia Pacific	2,056,340	1,141,191	3,647,915	1,911,235
Latin America	1,029,280	484,358	1,945,858	962,053
Middle East/Africa	2,413,564	561,510	4,376,194	1,850,566
Other	90,725	26,251	119,468	215,005
Total	$68,735,971	$35,805,858	$120,602,085	$64,194,321
XPEL's largest customer accounted for 18.4% and 27.9% of the Company's net sales during the three months ended June 30, 2021 and 2020, respectively and 19.3% and 18.7% of the Company's net sales during the six months ended June 30, 2021 and 2020, respectively.

4.    PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following:

	June 30, 2021	December 31, 2020
Furniture and fixtures	$1,494,728	$1,349,037
Computer equipment	1,707,872	1,482,911
Vehicles	788,445	760,335
Equipment	2,314,149	1,955,254
Leasehold improvements	2,126,182	2,055,798
Plotters	1,639,932	1,282,630
Construction in Progress	2,776,949	321,764
Total property and equipment	12,848,257	9,207,729
Less: accumulated depreciation	5,291,469	4,501,481
Property and equipment, net	$7,556,788	$4,706,248
Depreciation expense for the three months ended June 30, 2021 and 2020 was $419,607 and $293,860, respectively. For the six months ended June 30, 2021 and 2020, depreciation expense was $802,697 and $564,177, respectively.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2021 and 2020
(Unaudited)
5.    INTANGIBLE ASSETS, NET
Intangible assets consists of the following:

	June 30, 2021	December 31, 2020
Trademarks	$426,254	$373,374
Software	2,746,795	2,598,985
Trade name	502,930	497,545
Contractual and customer relationships	22,032,432	5,043,915
Non-compete	466,297	458,536
Other	214,266	213,218
Total cost	26,388,974	9,185,573
Less: Accumulated amortization	4,486,897	3,761,593
Intangible assets, net	$21,902,077	$5,423,980
Amortization expense for the three months ended June 30, 2021 and 2020 was $422,778 and $232,225, respectively. For the six months ended June 30, 2021 and 2020, amortization expense was $685,384 and $466,121, respectively.
The Company completed the acquisition of a business during the six months ended June 30, 2021. Refer to Note 12 for additional information related to intangible assets added from this acquisition.

6.    GOODWILL
The following table summarizes goodwill transactions for the six months ended June 30, 2021 and 2020:

Balance at December 31, 2019	$2,406,512
Additions	1,184,774
Foreign Exchange	(93,403)
Balance at June 30, 2020	$3,497,883

Balance at December 31, 2020	$4,472,217
Additions	11,271,949
Foreign Exchange	82,489
Balance at June 30, 2021	$15,826,655
The Company completed the acquisition of a business during the six months ended June 30, 2021. Refer to Note 12 for additional information related to goodwill added from this acquisition.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2021 and 2020
(Unaudited)
7.    INVENTORIES
The components of inventory are summarized as follows:

	June 30, 2021	December 31, 2020
Film and film based products	$23,147,378	$20,170,756
Other products	2,211,498	1,717,236
Packaging and supplies	479,322	589,225
Inventory reserve	(109,931)	(113,091)
	$25,728,267	$22,364,126

8.    DEBT
REVOLVING FACILITIES
The Company has a $57.0 million revolving line of credit with Texas Partners Bank (which does business as the Bank of San Antonio) and a revolving credit facility maintained by the Company's Canadian subsidiary. The Texas Partners Bank facility was established on May 21, 2021 and replaced an $8.5 million revolving facility and a $6.0 million term loan facility. The outstanding balances on these prior loan agreements were fully repaid by the Company and these agreements were terminated when we entered into the new facility. The new facility is utilized to fund the Company's working capital needs and other strategic initiatives, and is secured by a security interest in substantially all of the Company's current and future assets. Borrowings under the credit agreement bear interest on borrowed amounts at the Wall Street Journal U.S. Prime Rate less 0.75% per annum if the Company's EBITDA ratio is equal to or less than 2.00 to 1.00 or the Wall Street Journal U.S. Prime rate less 0.25% if the Company's EBITDA ratio (as defined in the facility) is greater than 2.00 to 1.00. The new facility also contains a fee of 0.25% of the unused capacity on the facility. The interest rate for this new credit facility as of June 30, 2021 was 2.50%. The Company paid interest charges on borrowings under this new facility of $20,084 during the three months ended June 30, 2021. As of June 30, 2021, no balance was outstanding on this line. This new facility matures on July 5, 2024.
The Loan Agreement governing the new facility contains customary covenants relating to maintaining legal existence and good standing, complying with applicable laws, delivery of financial statements, payment of taxes and maintaining insurance. The Loan Agreement contains two financial covenants:
(1) Senior Funded Debt (as defined in the Loan Agreement) divided by EBITDA (as defined in the Loan Agreement) at or below 3.50 : 1.00 when tested at the end of each fiscal quarter on a rolling four-quarter basis, and
(2) A minimum Debt Service Coverage Ratio (as defined in the Loan Agreement) of 1.25 : 1.00 at the end of each fiscal quarter when measured on a rolling four-quarter basis.
As of June 30, 2021 and December 31, 2020, the Company was in compliance with all debt covenants.
XPEL Canada Corp., a wholly-owned subsidiary of XPEL, Inc., also has a Canadian Dollar (“CAD”) $4.5 million revolving credit facility through HSBC Bank Canada. This facility is utilized to fund the Company's working capital needs in Canada. This facility bears interest at HSBC Canada Bank’s prime rate plus 0.25% per annum and is guaranteed by the parent company. As of June 30, 2021 and December 31, 2020, no balance was outstanding on this facility.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2021 and 2020
(Unaudited)
NOTES PAYABLE
As part of its acquisition strategy, the Company may use a combination of cash and unsecured non-interest bearing promissory notes payable to fund its business acquisitions. The Company discounts promissory notes, if used, to fair value using market interest rates at the time of the acquisition.
Notes payable are summarized as follows:

	Weighted Average Interest Rate	Matures	June 30, 2021	December 31, 2020
Term-loan	3.50%	2023	$—	$5,056,240
Face value of acquisition notes payable	2.57%	2023	778,882	1,428,384
Total face value of notes payable			778,882	6,484,624
Unamortized discount			(25,936)	(348,261)
Current portion			(513,891)	(2,568,172)
Total long-term debt			$239,055	$3,568,191

9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following table presents significant accounts payable and accrued liability balances as of the periods ending:

	June 30, 2021	December 31, 2020
Trade payables	$17,772,690	$12,987,487
Payroll liabilities	2,283,522	2,266,643
Contract liabilities	619,463	244,837
Other liabilities	1,282,033	1,298,495
	$21,957,708	$16,797,462

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
Financial instruments include cash and cash equivalents (Level 1), accounts receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate fair value because of the near-term maturities

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2021 and 2020
(Unaudited)
of these financial instruments. The carrying value of the Company’s notes payable approximates fair value due to the relatively short-term nature and interest rates of the notes. The carrying value of the Company's long-term debt approximates fair value due to the interest rates being market rates. For discussion of the fair value measurements related to goodwill refer to Note 6, Goodwill, of the consolidated financial statements for periods ended June 30, 2021 and 2020, respectively.
The estimated fair value of debt is based on market quotes for instruments with similar terms and remaining maturities (Level 2 inputs and valuation techniques).
The Company incurred contingent liabilities in relation to one if its 2020 acquisitions. The payment of these liabilities is contingent on attainment of certain revenue performance metrics in future years. The fair value of these liabilities was determined using a Monte Carlo Simulation method based on the probability and timing of certain future payments related to these metrics. These liabilities are accounted for as Level 3 liabilities within the fair value hierarchy.
Liabilities measured at fair value on a recurring basis as of the dates noted below are as follows:

	June 30, 2021	December 31, 2020
Level 3:
Contingent Liabilities	$475,031	$571,833
We assessed the fair value of these contingent considerations liabilities as of June 30, 2021. This assessment resulted in a reduction in the fair value of the liability of $96,802. This reduction is reflected in general and administrative expenses in the Condensed Consolidated Statement of Income for the six months ended June 30, 2021.

11.    COMMITMENTS AND CONTINGENCIES
CONTINGENCIES
In the ordinary course of business activities, the Company may be contingently liable for litigation and claims with customers, suppliers and former employees. Management believes that adequate provisions have been recorded in the accounts where required. Management also has determined that the likelihood of any litigation and claims having a material impact on the Company's results of operations, cash flows or financial position is remote.

12.    ACQUISITION OF A BUSINESS
The Company completed the following acquisition during the six months ended June 30, 2021:

Acquisition Date	Name/Location/Description	Purchase Price	Acquisition Type	Acquisition Purpose
May 25, 2021	PermaPlate Film LLC, Salt Lake City, Utah, United States, Window film distribution and installation business	$30,000,000	Membership Interest Purchase	Market Expansion
The total preliminary purchase price for the acquisition completed during the six months ended June 30, 2021 and a preliminary allocation of that purchase price are set forth in the table below. The purchase

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2021 and 2020
(Unaudited)
agreement provides for customary purchase price adjustments related to acquired working capital that have not yet been finalized.

(Unaudited) PermaPlate Film
Purchase Price
Cash	$30,000,000
$30,000,000

Allocation
Cash	$7,551
Accounts receivable	1,951,225
Inventory	968,603
Property, plant, and equipment	184,366
Customer relationships	16,910,704
Goodwill	11,271,949
Accounts payable and accrued liabilities	(1,294,398)
$30,000,000
Intangible assets acquired in 2021 have a weighted average useful life of 9 years. These intangible assets will be amortized on a straight line basis over that period.
Goodwill from this acquisition is deductible for tax purposes. The goodwill represents the acquired employee knowledge of the various markets, distribution knowledge by the employees of the acquired business, as well as the expected synergies resulting from the acquisition.
Acquisition costs incurred related to this acquisition were immaterial and were included in selling, general and administrative expenses.
The acquired company was consolidated into the Company's financial statements on its acquisition date. The amount of revenue and net income of this acquisition which has been consolidated into the Company's financial statements for the three and six months ended June 30, 2021 was $2,474,496 and $367,647, respectively.
The following unaudited consolidated pro forma combined financial information presents the Company's results of operations, including the estimated expenses relating to the amortization of intangibles purchased, as if this acquisition had occurred on January 1, 2021 and 2020:

	Six Months Ended June 30,
	2021 (unaudited)	2020 (unaudited)
Revenue	$130,481,516	$73,227,881
Net income	$16,892,973	$6,986,826
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

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2021 and 2020
(Unaudited)

13.    SUBSEQUENT EVENTS
On July 15, 2021 the Compensation Committee of the Board of Directors approved the issuance of Restricted Stock Units ("RSUs") to certain key company executives pursuant to the Company's 2020 Equity Incentive Plan which was approved by the Company's stockholders in May 2020. A total of 17,520 RSUs were granted at a grant price of $84.19 per unit. These RSUs vest equally over four years. Upon vesting, the RSUs will be settled in shares of the Company's Common Stock.

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
Executive Summary
Set forth below is summary financial information for the three and six months ended June 30, 2021 and 2020. This information is not necessarily indicative of results of future operations, and should be read in conjunction with Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes thereto included in Part II, Item 8 of our annual report on Form 10-K, as filed with the SEC on March 11, 2021, to fully understand factors that may affect the comparability of the information presented below.
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
The launch of the ULTIMATE product catapulted XPEL into several years of strong revenue growth. In 2014, we began our international expansion by establishing an office in the United Kingdom. In 2015, we acquired Parasol Canada, a distributor of our products in Canada. In 2017, we established our European headquarters in The Netherlands, and expanded our product offerings to include an automotive protective window film branded as PRIME We continued our international expansion in 2017 with the acquisition of Protex Canada Corp., or Protex Canada, a leading franchisor of automotive protective film franchises serving Canada, and opened our XPEL Mexico office. In 2018, we launched our first product offering outside of the automotive industry, a window and security film protection for commercial and residential uses. Also in 2018, we introduced the next generation of our highly successful ULTIMATE line, ULTIMATE PLUS. As 2018 came to a close, we acquired Apogee Corporation which led to formation of XPEL Asia based in Taiwan. In 2020, as a continuation of our get close to the customer strategy, we acquired Protex Centre, a wholesale-focused paint protection installation business based in Montreal, Canada, and expanded our presence in France with the acquisition of certain assets of France Auto Racing. We also expanded our architectural window film presence with the acquisition of Houston based Veloce Innovation, a leading provider of architectural films for use in residential, commercial, marine and industrial settings. In May 2021, we expanded our presence into numerous automotive dealerships throughout the United States through the acquisition of PermaPlate Film, a wholesale-focused automotive window film installation and distribution business based in Salt Lake City, Utah.
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
XPEL also continues to expand its delivery channels by acquiring select installation facilities in key markets and acquiring international partners to enhance its global reach. As we expand globally, we strive to tailor our distribution model to adapt to target markets. We believe this flexibility allows us to penetrate and grow market share more efficiently. Our acquisition strategy is founded on our belief that the closer the Company is to its end customers, the greater its ability to drive increased product sales.
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
Trends and Uncertainties
We have continued to see strong recovery from COVID-19 throughout our operating regions. During the first half of the year, revenue has continued to increase markedly in all major geographic areas. Despite these continued positive trends, the long-term effects of COVID-19 (including the recent increase in COVID-19 related illnesses) on our financial results in future periods could still be significant and cannot be reasonably estimated due to the volatility, uncertainty and economic disruption caused by the pandemic. See the risk factor “The COVID-19 pandemic could materially adversely affect our financial condition and results of operations” included in Part I, Item 1A “Risk Factors” in our annual report on Form 10-K for further discussion of the potential impact of the COVID-19 pandemic on our business, results of operations and financial condition.
As we look ahead, we are unable to determine or predict the continuing impact the COVID-19 pandemic will have on our customers, vendors and suppliers or our business; nor can we predict its impact on our results of operations or financial condition. Despite the gradual reduction of restrictions related to the COVID-19 pandemic and the apparent recovery of our operations, significant uncertainty still exists concerning the overall magnitude of the impact and the duration of the COVID-19 pandemic and the resulting economic implications, particularly given the recent increase in COVID-19 realted illnesses Coinciding with the pandemic, automotive sales and production are highly cyclical, and the cyclical nature of the industry could be compounded by the fallout of COVID-19. As demand for automotive products fluctuates or decreases in this unusual business environment, the demand for our products may also fluctuate or decrease. Some automotive manufacturers have announced that they are experiencing a global semiconductor shortage which has affected production of vehicles. To the extent that this shortage persists, it could have a material adverse effect on our business, financial conditions and results of operations. Refer to "Part I, Item 1A Risk Factors" in our Annual Report on Form 10-K for additional consideration of the cyclical nature of the automotive industry. We will continue to closely monitor updates regarding the continuing impact of COVID-19 and automotive sales, and we will adjust our operations for changes in those factors as well as according to guidelines from local, state and federal officials. In light of the foregoing, we may take actions that alter our business operations according to what we determine to be in the best interests of our employees, customers, suppliers and shareholders.

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
The following table is a reconciliation of Net Income to EBITDA for the three and six months ended June 30, 2021 and 2020:

	(Unaudited)			(Unaudited)
	Three Months Ended June 30,			Six Months Ended June 30, 2021
	2021	2020	% Change	2021	2020	% Change
Net Income	$10,185,549	$3,973,690	156.3%	$17,032,608	$5,585,044	205.0%
Interest	43,940	74,554	(41.1)%	96,659	105,112	(8.0)%
Taxes	2,505,739	1,088,071	130.3%	4,117,459	1,514,450	171.9%
Depreciation	419,607	293,860	42.8%	802,697	564,177	42.3%
Amortization	422,778	232,225	82.1%	685,384	466,121	47.0%
EBITDA	$13,577,613	$5,662,400	139.8%	$22,734,807	$8,234,904	176.1%

Use of Non-GAAP Financial Measures
EBITDA should be considered in addition to, not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. It is not a measurement of our financial performance under GAAP and should not be considered an alternative to revenue or net income (loss), as applicable, or any other performance measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other businesses. EBITDA has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our operating results as reported under GAAP.
EBITDA does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of ongoing operations; and other companies in our industry may calculate EBITDA differently than we do, limiting their usefulness as comparative measures.

Results of Operations
The following tables summarize the Company’s consolidated results of operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	% of Total Revenue	Three Months Ended June 30, 2020	% of Total Revenue	$ Change	% Change
Total revenue	$68,735,971	100.0%	$35,805,858	100.0%	$32,930,113	92.0%
Total cost of sales	43,488,743	63.3%	24,066,781	67.2%	19,421,962	80.7%
Gross margin	25,247,228	36.7%	11,739,077	32.8%	13,508,151	115.1%
Total operating expenses	12,574,906	18.3%	6,598,621	18.4%	5,976,285	90.6%
Operating income	12,672,322	18.4%	5,140,456	14.4%	7,531,866	146.5%
Other expenses	(18,966)	—%	78,695	0.2%	(97,661)	(124.1)%
Income tax	2,505,739	3.6%	1,088,071	3.0%	1,417,668	130.3%
Net income	$10,185,549	14.8%	$3,973,690	11.1%	$6,211,859	156.3%

	Six Months Ended June 30, 2021	% of Total Revenue	Six Months Ended June 30, 2020	% of Total Revenue	$ Change	% Change
Total revenue	$120,602,085	100.0%	$64,194,321	100.0%	$56,407,764	87.9%
Total cost of sales	77,068,426	63.9%	42,158,356	65.7%	34,910,070	82.8%
Gross margin	43,533,659	36.1%	22,035,965	34.3%	21,497,694	97.6%
Total operating expenses	22,314,227	18.5%	14,411,641	22.5%	7,902,586	54.8%
Operating income	21,219,432	17.6%	7,624,324	11.9%	13,595,108	178.3%
Other expenses	69,365	0.1%	524,830	0.8%	(455,465)	(86.8)%
Income tax	4,117,459	3.4%	1,514,450	2.4%	2,603,009	171.9%
Net income	$17,032,608	14.1%	$5,585,044	8.7%	$11,447,564	205.0%

The following tables summarize revenue results for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		%	% of Total Revenue
	2021	2020	Inc (Dec)	2021	2020
Product Revenue
Paint protection film	$45,245,403	$24,248,115	86.6%	65.8%	67.7%
Window film	11,084,055	5,954,800	86.1%	16.1%	16.6%
Other	2,337,856	759,081	208.0%	3.5%	2.2%
Total	$58,667,314	$30,961,996	89.5%	85.4%	86.5%

Service Revenue
Software	$1,054,953	$809,897	30.3%	1.5%	2.3%
Cutbank credits	3,386,177	1,611,858	110.1%	4.9%	4.5%
Installation labor	5,358,441	2,391,570	124.1%	7.8%	6.7%
Training	269,086	30,537	781.2%	0.4%	0.0%
Total	$10,068,657	$4,843,862	107.9%	14.6%	13.5%

Total	$68,735,971	$35,805,858	92.0%	100.0%	100.0%

	Six Months Ended June 30,		%	% of Total Revenue
	2021	2020	Inc (Dec)	2021	2020
Product Revenue
Paint protection film	$81,029,836	$44,019,235	84.1%	67.2%	68.6%
Window film	18,243,346	9,044,906	101.7%	15.1%	14.1%
Other	4,325,486	1,647,772	162.5%	3.6%	2.5%
Total	$103,598,668	$54,711,913	89.4%	85.9%	85.2%

Service Revenue
Software	$2,032,972	$1,661,469	22.4%	1.7%	2.6%
Cutbank credits	6,022,012	3,225,122	86.7%	5.0%	5.0%
Installation labor	8,472,943	4,413,020	92.0%	7.0%	6.9%
Training	475,490	182,797	160.1%	0.4%	0.3%
Total	$17,003,417	$9,482,408	79.3%	14.1%	14.8%

Total	$120,602,085	$64,194,321	87.9%	100.0%	100.0%
Because many of our international customers require us to ship their orders to freight forwarders located in the United States, we cannot be certain about the ultimate destination of the product. The following tables represent our estimate of sales by geographic regions based on our understanding of ultimate product destination based on customer interactions, customer locations and other factors for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		%	% of Total Revenue
	2021	2020	Inc (Dec)	2021	2020
United States	$34,295,938	$16,118,729	112.8%	49.9%	45.0%
China	12,625,525	9,987,370	26.4%	18.4%	27.9%
Canada	8,876,861	3,958,167	124.3%	12.9%	11.1%
Continental Europe	5,214,535	2,897,562	80.0%	7.6%	8.1%
United Kingdom	2,133,203	630,720	238.2%	3.1%	1.8%
Asia Pacific	2,056,340	1,141,191	80.2%	3.0%	3.2%
Latin America	1,029,280	484,358	112.5%	1.5%	1.4%
Middle East/Africa	2,413,564	561,510	329.8%	3.5%	1.5%
Other	90,725	26,251	245.6%	0.1%	0.0%
Total	$68,735,971	$35,805,858	92.0%	100.0%	100.0%

	Six Months Ended June 30,		%	% of Total Revenue
	2021	2020	Inc (Dec)	2021	2020
United States	$59,900,550	$31,671,767	89.1%	49.7%	49.3%
China	23,331,020	12,011,879	94.2%	19.3%	18.7%
Canada	13,823,036	8,133,364	70.0%	11.5%	12.7%
Continental Europe	9,539,045	5,691,304	67.6%	7.9%	8.9%
United Kingdom	3,918,999	1,747,148	124.3%	3.2%	2.7%
Asia Pacific	3,647,915	1,911,235	90.9%	3.0%	3.0%
Latin America	1,945,858	962,053	102.3%	1.6%	1.5%
Middle East/Africa	4,376,194	1,850,566	136.5%	3.6%	2.9%
Other	119,468	215,005	(44.4)%	0.2%	0.3%
Total	$120,602,085	$64,194,321	87.9%	100.0%	100.0%

Product Revenue. Product revenue for the three months ended June 30, 2021 increased 89.5% over the three months ended June 30, 2020. Product revenue represented 85.4% of our total revenue compared to 86.5% in the three months ended June 30, 2020. Revenue from our paint protection film product line increased 86.6% over the three months ended June 30, 2020. Paint protection film sales represented 65.8% and 67.7% of our total consolidated revenues for the three months ended June 30, 2021 and 2020, respectively. The increase in paint protection film sales was primarily attributable to continued increase in demand across all of our regions and overall lower revenue in the prior quarter resulting from the impact of COVID-19. Revenue from our window film product line grew 86.1% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Window film sales represented 16.1% and 16.6% of our total consolidated revenues for the three months ended June 30, 2021 and 2020, respectively. This increase in window film sales was due mainly to the continued broad-based increases in demand for our window film products throughout the world and overall lower revenue in the prior quarter resulting from the impact of COVID-19. Other product revenue for the three months ended June 30, 2021 increased 208.0% due mainly to increased demand for non-film related products such as ceramic coating, plotters, chemicals, tools/accessories and overall lower revenue in the prior quarter resulting from the impact of COVID-19.
Product revenue for the six months ended June 30, 2021 increased 89.4% over the the six months ended June 30, 2020. The current-year to date increase in product sales was primarily attributable to continued increase in demand across all of our regions and overall lower revenue in the prior quarter resulting from the impact of COVID-19. Window film revenue for the six months ended June 30, 2021 increased 101.7% over the six months ended June 30, 2020 due primarily to continued broad-based increases in demand for our window film products throughout the world and overall lower revenue in the prior quarter resulting from the impact of COVID-19. Other product revenue for the six months ended June 30, 2021 increased 162.5% due mainly to increased demand for non-film related products such as ceramic coating, plotters, chemicals, tools/accessories and overall lower revenue in the prior year resulting from the impact of COVID-19.
Service revenue. Service revenue consists of revenue from fees for DAP software access, cutbank credit revenue which represents per-cut fees sold for pattern access or the value of pattern access provided with eligible product revenue, revenue from the labor portion of installation sales in our installation centers and revenue from training services provided to our customers. Service revenue grew 107.9% over the three months ended June 30, 2020. Software revenue increased 30.3% over the three months ended June 30, 2020. These increases were due mainly to increases in total subscribers for our DAP software. Cutbank credit revenue increased 110.1% from the three months ended June 30, 2020 due mainly to corresponding increases in demand in product revenue in the United States and Canada and overall lower revenue in the prior quarter resulting from the impact of COVID-19. Installation labor revenue increased 124.1% over the three months ended June 30, 2020. Excluding acquisition related growth, installation labor revenue grew 64.0% due primarily to increased demand for installation services. Training revenue increased 781.2% over the three months ended June 30, 2020. Training classes were heavily curtailed in the prior-year period in response to COVID-19. The increase in the three months ended June 30, 2021 is indicative of a normalizing training schedule and continued demand for this service.
Service revenue for the six months ended June 30, 2021 grew 79.3% over the six months ended June 30, 2020. Software revenue grew 22.4% over the six months ended June 30, 2020. These increases were due primarily to increases in total subscribers to our DAP software. Cutbank credits revenue increased 86.7% over the six months ended June 30, 2020 due mainly to corresponding increased demand in product revenue in the United States and Canada and overall lower revenue in the prior quarter resulting from the impact of COVID-19. Installation labor increased 92.0% over the six months ended June 30, 2020. Excluding acquisition related growth, installation labor increased 59.5% over the six months ended June 30, 2020 due primarily to increases in demand for installation services.
Total installation revenue (labor and product combined) at our installation centers increased 124.0% over the three months ended June 30, 2020. This represented 9.3% and 8.0% of our total consolidated revenue for the three months ended June 30, 2021 and 2020, respectively. Excluding acquisition related growth, total installation revenue grew 64.0%. Total installation revenue increased 92.0% over the six months ended June 30, 2020. This represented 8.4% and 8.2% of our total consolidated revenue for the six months ended June 30, 2021 and 2020, respectively. Excluding acquisition related growth, total installation revenue grew 59.5% over the six months ended June 30, 2020.
Adjusted product revenue, which combines the cutbank credit revenue service component with product revenue, increased 90.5% over the three months ended June 30, 2020 due mainly to wide-spread increased demand and lower revenue in the prior quarter resulting from the impact of COVID-19. Adjusted product revenue increased 89.2% versus the six months ended June 30, 2020.
Cost of Sales
Cost of sales consists of product costs and the costs to provide our services. Product costs consist of material costs, personnel costs related to warehouse personnel, shipping costs, warranty costs and other related costs to provide products to our customers. Cost of service includes the labor costs associated with installation of product in our installation facilities, costs of labor associated with pattern design for our cutting software and the costs incurred to provide training for our customers. Product costs in the three months ended June 30, 2021 increased 80.0% over the three months ended June 30, 2020. Cost of product sales represented 59.1% and 63.0% of total revenue in the three months ended June 30, 2021 and 2020, respectively. Cost of service revenue grew 91.8% during the three months ended June 30, 2021 due mainly to the increased installation labor costs associated with increased installation sales at our installation centers and an increased installation presence through our acquisition of PermaPlate Film.
Product costs in the six months ended June 30, 2021 increased 83.5% over the six months ended June 30, 2020. Cost of product sales represented 59.8% and 61.2% of total revenue in the six months ended June 30, 2021 and 2020, respectively. Cost of service revenue grew 73.6% during the six months ended June 30, 2021. These increases were due primarily increased demand for these services and lower costs in the prior year to date due to the impact of COVID-19.
Gross Margin
Gross margin for the three months ended June 30, 2021 grew approximately $13.5 million, or 115.1%, from the three months ended June 30, 2020. For the three months ended June 30, 2021, gross margin represented 36.7% of revenue.
Gross margin for the six months ended June 30, 2021 grew approximately $21.5 million, or 97.6%, from the six months ended June 30, 2020. For the six months ended June 30, 2021, gross margin represented 36.1% of revenue. The following tables summarize gross margin for product and services for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		%	% of Category Revenue
	2021	2020	Inc (Dec)	2021	2020
Product	$18,075,003	$8,405,300	115.0%	30.8%	27.1%
Service	7,172,225	3,333,777	115.1%	71.2%	68.8%
Total	$25,247,228	$11,739,077	115.1%	36.7%	32.8%

	Six Months Ended June 30,		%	% of Category Revenue
	2021	2020	Inc (Dec)	2021	2020
Product	$31,459,810	$15,393,804	104.4%	30.4%	28.1%
Service	12,073,849	6,642,161	81.8%	71.0%	70.0%
Total	$43,533,659	$22,035,965	97.6%	36.1%	34.3%
Product gross margin for the three months ended June 30, 2021 increased approximately $9.7 million, or 115.0%, over the three months ended June 30, 2020 and represented 30.8% and 27.1% of total product revenue for the three months ended June 30, 2021 and 2020, respectively. This increase was due primarily to increases in revenue, improvements in product costs and operating leverage.
Product gross margin for the six months ended June 30, 2021 increased approximately $16.1 million, or 104.4%, over the six months ended June 30, 2020 and represented 30.4% and 28.1% of total product revenue for the six months ended June 30, 2021 and 2020, respectively. This increase was due primarily to increases in revenue, improvements in product costs and operating leverage.
Service gross margin increased approximately $3.8 million, or 115.1%, over the three months ended June 30, 2020. This represented 71.2% and 68.8% of total service revenue for the three months ended June 30, 2021 and 2020, respectively. The increase in service gross margin percentage for the the three months ended June 30, 2021 was primarily due to a lower percentage of lower margin installation labor costs relative to other higher margin service revenue components.

Service gross margin increased approximately $5.4 million, or 81.8%, over the six months ended June 30, 2020. This represented 71.0% and 70.0% of total service revenue for the six months ended June 30, 2021 and 2020, respectively.
Operating Expenses
Sales and marketing expenses for the three months ended June 30, 2021 increased 144.2% compared to the same period in 2020. These expenses represented 6.8% and 5.4% of total consolidated revenue for the three months ended June 30, 2021 and 2020, respectively. This increase was due primarily to increased sales related costs commensurate with higher sales and the resumption of marketing activities that were halted or reduced in the three months ended June 30, 2020 due to the impact of COVID-19.
For the six months ended June 30, 2021, sales and marketing expenses increased 73.2% compared to the same period in 2020. These expenses represented 6.7% and 7.3% of total consolidated revenue for the six months ended June 30, 2021 and 2020, respectively. This increase was due primarily to increased sales related costs commensurate with higher sales and the resumption of marketing activities that were halted or reduced in the six months ended June 30, 2020 due to the impact of COVID-19.
General and administrative expenses grew approximately $3.2 million, or 68.6% over the three months ended June 30, 2020. These costs represented 11.5% and 13.1% of total consolidated revenue for the three months ended June 30, 2021 and 2020, respectively. This increase in cost was due primarily to increases in personnel, occupancy costs and professional fees to support the on-going growth in the business and overall lower costs in the prior quarter due to the impact of COVID-19.
General and administrative expenses grew approximately $4.5 million, or 46.1%, during the six months ended June 30, 2021 over the same period in 2020. These costs represented 11.8% and 15.2% of total consolidated revenue for the six months ended June 30, 2021 and 2020, respectively. This increase in cost was due primarily to increases in personnel, occupancy costs and professional fees to support the on-going growth in the business and overall lower costs in the prior quarter due to the impact of COVID-19.
Other Expense
Other expense consists of interest expense and foreign currency exchange gain/loss. Interest expense decreased during the three months ended June 30, 2021 due primarily to the Company's net decrease in borrowings compared to the three months ended June 30, 2020.
Income Tax Expense
Income tax expense for the three months ended June 30, 2021 increased $1.4 million from the three months ended June 30, 2020, Our effective tax rate was 19.7% for the three months ended June 30, 2021 compared with 21.5% for the three months ended June 30, 2020. The decrease in the effective rate was due primarily to increased deductions related to foreign-derived intangible income ("FDII") in connection with the 2017 Tax Reform and Jobs Act.
Income tax expense for the six months ended June 30, 2021 increased $2.6 million from the same period in 2020, Our effective tax rate was 19.5% for the six months ended June 30, 2021 compared with 21.3% for the six months ended June 30, 2020. The decrease in the effective rate was due primarily to increased deductions related to FDII in connection with the 2017 Tax Reform and Jobs Act.
Net income for the three months ended June 30, 2021 increased 156.3% to $10.2 million.
Net income for the six months ended June 30, 2021 increased 205.0% to $17.0 million.

Liquidity and Capital Resources
Our primary sources of liquidity are cash and cash equivalents and cash flows provided by operations. As of June 30, 2021, we had cash and cash equivalents of $8.7 million. For the six months ended June 30, 2021, cash flows provided by operations were $19.1 million. We expect to continue to have cash requirements to support working capital needs, capital expenditures (including acquisitions), and to pay interest and service debt, if applicable. We believe we have the ability and sufficient resources to meet these cash requirements by using available cash and cash equivalents, cash flows provided by operations and borrowing under committed credit facilities. We are focused on continuing to generate positive operating cash to fund our operational and capital investment initiatives. We believe we have sufficient liquidity to operate for at least the next 12 months from the date of filing this report.
Operating activities. Cash flows provided by operations totaled approximately $19.1 million for the six months ended June 30, 2021, compared to $11.8 million for the six months ended June 30, 2020. This increase was due mainly to increases in operating earnings and changes in working capital.
Investing activities. Cash flows used in investing activities totaled approximately $33.6 million during the six months ended June 30, 2021 compared to $2.4 million during the six months ended June 30, 2020. This increase was due mainly to the acquisition of PermaPlate Films LLC (Note 12) and increases in capital expenditures primarily related to expansion of our operating locations.
Financing activities. Cash flows used in financing activities during the six months ended June 30, 2021 totaled approximately $5.4 million compared to cash inflows in the prior year of $4.8 million. This change was due primarily to the payoff of our term loan during the quarter.
Debt obligations as of June 30, 2021 and December 31, 2020 totaled approximately $0.8 million and $6.1 million, respectively.
Credit Facilities
As of June 30, 2021, we had a $57 million revolving line of credit agreement with Texas Partners Bank (which does business as the Bank of San Antonio) and a revolving credit facility maintained by our Canadian subsidiary. The Texas Partners Bank facility was established on May 21, 2021 and replaced an $8.5 million revolving facility and a $6 million term loan facility. The outstanding balances on the prior loan agreements were fully repaid by the Company and the agreements were terminated when we entered into the new facility. The new facility is utilized to fund our working capital needs and other strategic initiatives and is secured by a security interest in substantially all of our current and future assets. Borrowings under the credit agreement bear interest on borrowed amounts at the Wall Street Journal U.S. Prime Rate less 0.75% per annum if the Company's EBITDA ratio (as defined in the facility) is equal to or less than 2.00 to 1.00 or the Wall Street Journal U.S. Prime rate less 0.25% if the Company's EBITDA ratio is greater than 2.00 to 1.00. The interest rate for this new credit facility as of June 30, 2021 was 2.50%. The Company paid interest charges on borrowings under this new facility of $20,084 during the three months ended June 30, 2021. As of June 30, 2021, no balance was outstanding on this line. This new facility matures on July 5, 2024.
The Loan Agreement governing the facility contains customary covenants relating to maintaining legal existence and good standing, complying with applicable laws, delivery of financial statements, payment of taxes and maintaining insurance. The Loan Agreement contains two financial covenants. The Company must maintain:
1.Senior Funded Debt divided (as defined in the Loan Agreement) by EBITDA (as defined in the Loan Agreement) at or below 3.50 : 1.00 when tested at the end of each fiscal quarter on a rolling four-quarter basis, and

2.A minimum Debt Service Coverage Ratio (as defined in the Loan Agreement) of 1.25 : 1.00 at the end of each fiscal quarter when measured on a rolling four-quarter basis.
XPEL Canada Corp., a wholly-owned subsidiary of XPEL, Inc., also has a Canadian Dollar (“CAD”) $4.5 million revolving credit facility through HSBC Bank Canada. This facility is utilized to fund our working capital needs in Canada. This facility bears interest at HSBC Canada Bank’s prime rate plus 0.25% per annum and is guaranteed by the parent company. As of June 30, 2021 and December 31, 2020, no balance was outstanding on this facility.

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

Off-Balance Sheet Arrangements
As of June 30, 2021 and December 31, 2020, we did not have any relationships with unconsolidated organizations or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange contracts.

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

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item IA of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 11, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the six months ended June 30, 2021, the Company did not issue any shares of its common stock or other equity securities of the Company that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On May 21, 2021, the Company entered into a new $57 million line of credit with Texas Partners Bank. For more information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities.”
As more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities,” in conjunction with the establishment of its new $57 million credit facility, any balances outstanding on the prior $8.5 million credit facility and the term loan were paid in full and both borrowing agreements were terminated.
On July 15, 2021 the Compensation Committee of the Board of Directors approved the issuance of RSUs to certain key company executives pursuant to the Company's 2020 Equity Incentive Plan which was approved by our stockholders in May 2020. A total of 17,520 RSUs were granted at a grant price of $84.19 per unit. These RSUs vest equally over four years. At vesting, the RSUs will be settled in shares of our Common Stock. The form of RSU grant agreement is attached to this Report as Exhibit 10.1.

Item 6. Exhibits
The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description	Method of Filing

*10.1	Form of Restricted Stock Unit Agreement	Filed herewith

10.2	Loan Agreement Dated May 21, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 21, 2021)

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	The following materials from XPEL’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income, (iv) the unaudited Consolidated Statements of Equity, (v) the unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements	Filed herewith
* Management compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XPEL, Inc. (Registrant)

	By:	/s/ Barry R. Wood
Barry R. Wood
Senior Vice President and Chief Financial Officer
August 9, 2021		(Authorized Officer and Principal Financial and Accounting Officer)