Form 10-Q
period 2021-09-30
XPEL, Inc.
filed 2021-11-09
CIK 1767258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The registrant had 27,612,597 shares of common stock outstanding as of November 9, 2021.

Part I. Financial Information

Item 1. Financial Statements

XPEL, INC.
Condensed Consolidated Balance Sheets

	(Unaudited)	(Audited)
	September 30, 2021	December 31, 2020
Assets
Current
Cash and cash equivalents	$7,816,332	$29,027,124
Accounts receivable, net	14,324,671	9,944,213
Inventory, net	39,554,300	22,364,126
Prepaid expenses and other current assets	3,459,643	1,441,749
Income tax receivable	839,305	—
Total current assets	65,994,251	62,777,212
Property and equipment, net	8,662,924	4,706,248
Right-of-Use lease assets	11,785,675	5,973,702
Intangible assets, net	21,575,724	5,423,980
Other non-current assets	637,662	486,472
Goodwill	15,747,077	4,472,217
Total assets	$124,403,313	$83,839,831
Liabilities
Current
Current portion of notes payable	$424,610	$2,568,172
Current portion lease liabilities	2,908,492	1,650,749
Accounts payable and accrued liabilities	31,654,155	16,797,462
Income tax payable	—	183,961
Total current liabilities	34,987,257	21,200,344
Deferred tax liability, net	1,049,433	627,806
Other long-term liabilities	720,777	729,408
Non-current portion of lease liabilities	9,084,258	4,331,214
Non-current portion of notes payable	154,763	3,568,191
Total liabilities	45,996,488	30,456,963
Commitments and Contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.001 par value; authorized 10,000,000; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,612,597 issued and outstanding	27,613	27,613
Additional paid-in-capital	10,489,295	10,412,471
Accumulated other comprehensive (loss) income	(350,021)	66,215
Retained earnings	68,239,938	42,876,569
Total stockholders’ equity	78,406,825	53,382,868
Total liabilities and stockholders’ equity	$124,403,313	$83,839,831
See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Product revenue	$56,996,265	$39,528,383	$160,594,932	$94,240,296
Service revenue	11,532,658	6,594,413	28,536,076	16,076,821
Total revenue	68,528,923	46,122,796	189,131,008	110,317,117

Cost of Sales
Cost of product sales	39,700,627	28,369,882	111,839,485	67,687,991
Cost of service	4,373,741	1,723,082	9,303,309	4,563,329
Total cost of sales	44,074,368	30,092,964	121,142,794	72,251,320
Gross Margin	24,454,555	16,029,832	67,988,214	38,065,797

Operating Expenses
Sales and marketing	4,903,846	2,326,900	12,978,369	6,989,678
General and administrative	9,183,440	5,289,277	23,423,144	15,038,140
Total operating expenses	14,087,286	7,616,177	36,401,513	22,027,818

Operating Income	10,367,269	8,413,655	31,586,701	16,037,979

Interest expense	46,433	68,368	143,092	173,480
Foreign currency exchange loss	148,825	709	121,531	420,427

Income before income taxes	10,172,011	8,344,578	31,322,078	15,444,072
Income tax expense	1,841,250	1,736,330	5,958,709	3,250,780
Net income	$8,330,761	$6,608,248	$25,363,369	$12,193,292

Earnings per share
Basic	$0.30	$0.24	$0.92	$0.44
Diluted	$0.30	$0.24	$0.92	$0.44
Weighted Average Number of Common Shares
Basic	27,612,597	27,612,597	27,612,597	27,612,597
Diluted	27,613,124	27,612,597	27,612,773	27,612,597

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Other comprehensive income
Net income	$8,330,761	$6,608,248	$25,363,369	$12,193,292
Foreign currency translation	(433,107)	419,298	(416,236)	102,965
Total comprehensive income	7,897,654	7,027,546	24,947,133	12,296,257
Total comprehensive income attributable to:
Stockholders of the Company	7,897,654	7,027,546	24,947,133	12,300,790
Non-controlling interest	—	—	—	(4,533)
Total comprehensive income	$7,897,654	$7,027,546	$24,947,133	$12,296,257

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

Stockholders' Equity - Three Months Ended September 30
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Equity Attributable to Stockholders of the Company	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2020	27,612,597	$27,613	$10,412,471	$30,179,922	$(1,220,564)	$39,399,442	$—	$39,399,442
Net income	—	—	—	6,608,248	—	6,608,248	—	6,608,248
Foreign currency translation	—	—	—	—	419,298	419,298	—	419,298
Balance as of September 30, 2020	27,612,597	27,613	10,412,471	36,788,170	(801,266)	46,426,988	—	46,426,988

Balance as of June 30, 2021	27,612,597	27,613	10,412,471	59,909,177	83,086	70,432,347	—	70,432,347
Net income	—	—	—	8,330,761	—	8,330,761	—	8,330,761
Foreign currency translation	—	—	—	—	(433,107)	(433,107)	—	(433,107)
Stock-based compensation	—	—	76,824	—	—	76,824	—	76,824
Balance as of September 30, 2021	27,612,597	$27,613	$10,489,295	$68,239,938	$(350,021)	$78,406,825	$—	$78,406,825

Stockholders' Equity - Nine Months Ended September 30
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Equity Attributable to Stockholders of the Company	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	27,612,597	$27,613	$11,348,163	$24,594,878	$(908,764)	$35,061,890	$(168,680)	$34,893,210
Net income	—	—	—	12,193,292	—	12,193,292	—	12,193,292
Foreign currency translation				—	107,498	107,498	(4,533)	102,965
Purchase of minority interest	—	—	(935,692)	—	—	(935,692)	173,213	(762,479)
Balance as of September 30, 2020	27,612,597	27,613	10,412,471	36,788,170	(801,266)	46,426,988	—	46,426,988

Balance as of December 31, 2020	27,612,597	27,613	10,412,471	42,876,569	66,215	53,382,868	—	53,382,868
Net income	—	—	—	25,363,369	—	25,363,369	—	25,363,369
Foreign currency translation	—	—	—	—	(416,236)	(416,236)	—	(416,236)
Stock-based compensation	—	—	76,824	—	—	76,824	—	76,824
Balance as of September 30, 2021	27,612,597	$27,613	$10,489,295	$68,239,938	$(350,021)	$78,406,825	$—	$78,406,825

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$25,363,369	$12,193,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	1,258,489	889,820
Amortization of intangible assets	1,420,347	705,692
Stock-based compensation	76,824	—
Gain on sale of property and equipment	(14,222)	(3,101)
Bad debt expense	236,601	85,535
Deferred income tax	417,944	(47,886)
Accretion on notes payable	24,205	36,760

Changes in assets and liabilities:
Accounts receivable	(2,801,246)	(1,692,396)
Inventory, net	(16,396,799)	(3,803,836)
Prepaid expenses and other current assets	(2,038,877)	(413,354)
Income tax receivable or payable	(1,006,348)	395,311
Other assets	(206,194)	(468,400)
Accounts payable and accrued liabilities	13,838,842	6,361,659
Net cash provided by operating activities	20,172,935	14,239,096
Cash flows used in investing activities
Purchase of property, plant and equipment	(5,081,424)	(1,358,108)
Proceeds from sale of property and equipment	48,065	50,809
Acquisition of a business, net of cash acquired	(29,992,449)	(1,247,843)
Development of intangible assets	(665,871)	(306,635)
Net cash used in investing activities	(35,691,679)	(2,861,777)
Cash flows from financing activities
(Repayments) borrowings on term loan	(5,064,376)	6,000,000
Repayments of notes payable	(529,247)	(1,043,818)
Purchase of minority interest	—	(784,653)
Net cash (used in) provided by financing activities	(5,593,623)	4,171,529
Net change in cash and cash equivalents	(21,112,367)	15,548,848
Foreign exchange impact on cash and cash equivalents	(98,425)	174,650
(Decrease) increase in cash and cash equivalents during the period	(21,210,792)	15,723,498
Cash and cash equivalents at beginning of period	29,027,124	11,500,973
Cash and cash equivalents at end of period	$7,816,332	$27,224,471

Supplemental schedule of non-cash activities
Notes payable issued for acquisitions	$—	$893,317
Non-cash lease financing	$7,321,737	$782,909

Supplemental cash flow information
Cash paid for income taxes	$6,669,752	$2,949,838
Cash paid for interest	$117,362	$129,117
See notes to condensed consolidated financial statements.

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    INTERIM FINANCIAL INFORMATION
The accompanying (a) condensed consolidated balance sheet as of December 31, 2020, which has been derived from consolidated audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021 and 2020 have been prepared by XPEL, Inc. (“XPEL” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period due to variability in customer purchasing patterns and seasonal, operating and other factors.
 These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s annual report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 11, 2021.  These condensed consolidated financial statements also should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations section appearing in this Report.

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
Accounts Receivable - Accounts receivable are shown net of an allowance for doubtful accounts of $191,804 and $90,844 as of September 30, 2021 and December 31, 2020, respectively. The Company evaluates the adequacy of its allowances by analyzing the aging of receivables, customer financial condition, historical collection experience, the value of any collateral and other economic and industry factors. Actual collections may differ from historical experience, and if economic, business or customer conditions deteriorate significantly, adjustments to these reserves may be required. When the Company becomes aware of factors that indicate a change in a specific customer’s ability to meet its financial obligations, the Company records a specific reserve for credit losses. The Company had no significant accounts receivable concentration as of September 30, 2021. At December 31, 2020, receivable balances from two large customers accounted for 24.7% of the Company's total trade receivables.
Provisions and Warranties - We provide a warranty on the Company's products. Liability under the warranty policy is based on a review of historical warranty claims. Adjustments are made to the accruals based on actual claims data. The Company's liability for warranties as of September 30, 2021 and December 31, 2020 was $49,927 and $52,006, respectively. The following tables present a summary of our accrued warranty liabilities for the nine months ended September 30, 2021 and the twelve months ended December 31, 2020:

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2021
Warranty liability, January 1	$52,006
Warranties assumed in period	216,383
Payments	(218,462)
Warranty liability, September 30	$49,927

2020
Warranty liability, January 1	$65,591
Warranties assumed in period	283,458
Payments	(297,043)
Warranty liability, December 31	$52,006
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

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
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

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes transactions within contract liabilities for the three and nine months ended September 30, 2021:

Balance, December 31, 2020	$244,837
Revenue recognized related to payments included in the December 31, 2020 balance	(167,868)
Payments received for which performance obligations have not been satisfied	2,508,251
Effect of foreign currency translation	(480)
Balance, March 31, 2021	$2,584,740
Revenue recognized related to payments included in the March 31, 2021 balance	(2,519,452)
Payments received for which performance obligations have not been satisfied	552,979
Effect of foreign currency translation	1,196
Balance, June 30, 2021	$619,463
Revenue recognized related to payments included in the June 30, 2021 balance	(540,391)
Payments received for which performance obligations have not been satisfied	480,186
Effect of foreign currency translation	45
Balance, September 30, 2021	$559,303
The table below sets forth the disaggregation of revenue by product category for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Product Revenue
Paint protection film	$43,220,555	$31,977,210	$124,250,391	$75,996,444
Window film	11,401,322	6,302,364	29,644,669	15,347,270
Other	2,374,388	1,248,809	6,699,872	2,896,582
Total	$56,996,265	$39,528,383	$160,594,932	$94,240,296

Service Revenue
Software	$1,125,365	$889,709	$3,158,337	$2,551,177
Cutbank credits	3,362,399	2,304,651	9,384,411	5,529,773
Installation labor	6,783,688	3,268,399	15,256,632	7,681,420
Training	261,206	131,654	736,696	314,451
Total	$11,532,658	$6,594,413	$28,536,076	$16,076,821

Total	$68,528,923	$46,122,796	$189,131,008	$110,317,117

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Because many of our international customers require us to ship their orders to freight forwarders located in the United States, we cannot be certain about the ultimate destination of the product. The following table represents our estimate of sales by geographic regions based on our understanding of ultimate product destination based on customer interactions, customer locations and other factors:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$37,362,839	$22,041,941	$97,263,389	$53,713,708
China	10,571,126	9,397,486	33,902,146	21,409,365
Canada	8,715,209	6,213,949	22,538,245	14,347,313
Continental Europe	4,747,140	3,656,477	14,286,185	9,347,780
Middle East/Africa	2,090,125	1,326,589	6,466,319	3,177,155
United Kingdom	1,987,316	1,481,174	5,906,315	3,228,322
Asia Pacific	1,972,919	1,454,119	5,620,834	3,365,354
Latin America	944,668	537,892	2,890,526	1,499,944
Other	137,581	13,169	257,049	228,176
Total	$68,528,923	$46,122,796	$189,131,008	$110,317,117
Our largest customer accounted for 15.4% and 20.4% of our net sales during the three months ended September 30, 2021 and 2020, respectively and 17.9% and 19.4% of our net sales during the nine months ended September 30, 2021 and 2020, respectively.

4.    PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following:

	September 30, 2021	December 31, 2020
Furniture and fixtures	$1,563,613	$1,349,037
Computer equipment	1,848,286	1,482,911
Vehicles	750,956	760,335
Equipment	3,061,293	1,955,254
Leasehold improvements	2,191,250	2,055,798
Plotters	1,822,036	1,282,630
Construction in Progress	3,044,896	321,764
Total property and equipment	14,282,330	9,207,729
Less: accumulated depreciation	5,619,406	4,501,481
Property and equipment, net	$8,662,924	$4,706,248
Depreciation expense for the three months ended September 30, 2021 and 2020 was $455,792 and $325,643, respectively. For the nine months ended September 30, 2021 and 2020, depreciation expense was $1,258,489 and $889,820, respectively.

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5.    INTANGIBLE ASSETS, NET
Intangible assets consists of the following:

	September 30, 2021	December 31, 2020
Trademarks	$451,300	$373,374
Software	3,187,028	2,598,985
Trade name	497,477	497,545
Contractual and customer relationships	21,947,176	5,043,915
Non-compete	458,741	458,536
Other	211,431	213,218
Total cost	26,753,153	9,185,573
Less: Accumulated amortization	5,177,429	3,761,593
Intangible assets, net	$21,575,724	$5,423,980
Amortization expense for the three months ended September 30, 2021 and 2020 was $734,963 and $239,571, respectively. For the nine months ended September 30, 2021 and 2020, amortization expense was $1,420,347 and $705,692, respectively.
The Company completed the acquisition of a business during the nine months ended September 30, 2021. Refer to Note 12 for additional information related to intangible assets added from this acquisition.

6.    GOODWILL
The following table summarizes goodwill transactions for the nine months ended September 30, 2021 and 2020:

Balance at December 31, 2019	$2,406,512
Additions	1,938,656
Foreign Exchange	127,049
Balance at December 31, 2020	$4,472,217

Balance at December 31, 2020	$4,472,217
Additions	11,271,949
Foreign Exchange	2,911
Balance at September 30, 2021	$15,747,077
The Company completed the acquisition of a business during the nine months ended September 30, 2021. Refer to Note 12 for additional information related to goodwill added from this acquisition.

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7.    INVENTORIES
The components of inventory are summarized as follows:

	September 30, 2021	December 31, 2020
Raw materials	$3,611,993	$—
Work in process	803,318	—
Finished goods	35,138,989	22,364,126
	$39,554,300	$22,364,126

8.    DEBT
REVOLVING FACILITIES
The Company has a $57.0 million revolving line of credit with Texas Partners Bank (which does business as the Bank of San Antonio) and a Canadian Dollar ("CAD") $4.5 million revolving credit facility maintained by the Company's Canadian subsidiary. The Texas Partners Bank facility was established on May 21, 2021 and replaced an $8.50 million revolving facility and a $6.0 million term loan facility. The outstanding balances on these prior loan agreements were fully repaid by the Company and these agreements were terminated when we entered into the new facility. The facility is utilized to fund the Company's working capital needs and other strategic initiatives, and is secured by a security interest in substantially all of the Company's current and future assets. Borrowings under the credit agreement bear interest on borrowed amounts at the Wall Street Journal U.S. Prime Rate less 0.75% per annum if the Company's EBITDA ratio is equal to or less than 2.00 to 1.00 or the Wall Street Journal U.S. Prime rate less 0.25% if the Company's EBITDA ratio (as defined in the facility) is greater than 2.00 to 1.00. The facility also contains a fee of 0.25% of the unused capacity on the facility. The interest rate for this credit facility as of September 30, 2021 was 2.50%. The Company paid interest charges on borrowings under this facility of $25,208 during the three months ended September 30, 2021. As of September 30, 2021, no balance was outstanding on this line. This facility matures on July 5, 2024.
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
As of September 30, 2021 and December 31, 2020, the Company was in compliance with all debt covenants.
XPEL Canada Corp., a wholly-owned subsidiary of XPEL, Inc., also has a CAD $4.5 million revolving credit facility through HSBC Bank Canada. This facility is utilized to fund the Company's working capital needs in Canada. This facility bears interest at HSBC Canada Bank’s prime rate plus 0.25% per annum and is guaranteed by the parent company. As of September 30, 2021 and December 31, 2020, no balance was outstanding on this line of credit.

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTES PAYABLE
As part of its acquisition strategy, the Company may use a combination of cash and unsecured non-interest bearing promissory notes to fund its business acquisitions. The Company discounts promissory notes, if used, to fair value using market interest rates at the time of the acquisition.
Notes payable are summarized as follows:

	Weighted Average Interest Rate	Matures	September 30, 2021	December 31, 2020
Term-loan	3.50%	2023	—	5,056,240
Face value of acquisition notes payable	2.27%	2023	590,770	1,428,384
Total face value of notes payable			590,770	6,484,624
Unamortized discount			(11,397)	(348,261)
Current portion			(424,610)	(2,568,172)
Total long-term debt			$154,763	$3,568,191

9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following table presents accounts payable and accrued liability balances as of the periods ending:

	September 30, 2021	December 31, 2020
Trade payables	$27,007,788	$12,987,487
Payroll liabilities	2,750,331	2,266,643
Contract liabilities	559,303	244,837
Other liabilities	1,336,733	1,298,495
Total	$31,654,155	$16,797,462

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
Financial instruments include cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate fair value because of the near-term maturities of these

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
financial instruments. The carrying value of the Company’s notes payable approximates fair value due to the relatively short-term nature and interest rates of the notes. The carrying value of the Company's long-term debt approximates fair value due to the interest rates being market rates.
The estimated fair value of debt is based on market quotes for instruments with similar terms and remaining maturities (Level 2 inputs and valuation techniques).
The Company incurred contingent liabilities in relation to one of its 2020 acquisitions. The payment of these liabilities is contingent on attainment of certain revenue performance metrics in future years. The fair value of these liabilities was determined using a Monte Carlo Simulation method based on the probability and timing of certain future payments related to these metrics. These liabilities are accounted for as Level 3 liabilities within the fair value hierarchy.
Liabilities measured at fair value on a recurring basis as of the dates noted below are as follows:

	September 30, 2021	December 31, 2020
Level 3:
Contingent Liabilities	$334,630	$571,833
We assessed the fair value of these contingent considerations liabilities as of September 30, 2021. This assessment resulted in a reduction in the fair value of the liability of $237,203. This reduction is reflected in general and administrative expenses in the Condensed Consolidated Statement of Income for the nine months ended September 30, 2021.

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
The Company completed the following acquisition during the nine months ended September 30, 2021:

Acquisition Date	Name/Location/Description	Purchase Price	Acquisition Type	Acquisition Purpose
May 25, 2021	PermaPlate Film LLC, Salt Lake City, Utah, United States, Window film distribution and installation business	$30,000,000	Membership Interest Purchase	Market Expansion
The total preliminary purchase price for the acquisition completed during the nine months ended September 30, 2021 and a preliminary allocation of that purchase price are set forth in the table below. The purchase agreement provides for customary purchase price adjustments related to acquired working capital that have not yet been finalized. Purchase price accounting for this acquisition will be finalized within twelve months of the acquisition date.

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Unaudited) PermaPlate Film
Purchase Price
Cash	$30,000,000
$30,000,000

Allocation
Cash	$7,551
Accounts receivable	1,951,225
Inventory	968,603
Property, plant, and equipment	184,366
Customer relationships	16,910,704
Goodwill	11,271,949
Accounts payable and accrued liabilities	(1,294,398)
$30,000,000
Intangible assets acquired in 2021 have a weighted average useful life of nine years.
Goodwill from this acquisition is deductible for tax purposes. The goodwill represents the acquired employee knowledge of the various markets, distribution knowledge by the employees of the acquired business, as well as the expected synergies resulting from the acquisition.
Acquisition costs incurred related to this acquisition were immaterial and were included in general and administrative expenses.
The acquired company was included in the Company's consolidated financial statements on its acquisition date. The amount of revenue and net income of this acquisition which have been included in the Company's financial statements for the three months ended September 30, 2021 was $5,335,387 and $441,358, respectively. The amount of revenue and net income which has been consolidated into the Company's financial statements for the nine months ended September 30, 2021 was $7,809,883 and $809,005, respectively.
The following unaudited consolidated pro forma combined financial information presents our results, including the estimated expenses relating to the amortization of intangibles purchased, as if this acquisition had occurred on January 1, 2021 and 2020:

	Nine Months Ended September 30,
	2021 (unaudited)	2020 (unaudited)
Revenue	$199,010,439	$125,723,467
Net income	$26,066,338	$14,093,013
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

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
13.    STOCK-BASED COMPENSATION
Pursuant to the Company's 2020 Equity Incentive Plan (the "Plan"), the Company granted unvested restricted stock units ("RSUs") for the first time on July 15, 2021, payable in shares of common stock upon vesting. The RSUs vest evenly over a four-year period at each anniversary of the grant date. The shares of common stock underlying the RSUs are not considered issued and outstanding until they are vested and common shares are issued. The RSUs do not have voting rights. A full description of the Plan can be found in the Company's Proxy Statement as filed with the SEC on April 16, 2021.
RSU activity for the nine months ended September 30, 2021 is summarized as follows:

	Number of Restricted Stock Units	Weighted Average Grant Value Per Share
Outstanding at December 31, 2020	—	N/A
Granted	17,520	$84.19
Vested	—	N/A
Forfeited or canceled	—	N/A
Outstanding at September 30, 2021	17,520	$84.19
During the three and nine months ended September 30, 2021, we recorded compensation expense of $76,824 related to RSUs.

14.    EARNINGS PER SHARE
We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes effect of granted incremental restricted stock units.
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator	2021	2020	2021	2020
Net income	$8,330,761	$6,608,248	$25,363,369	$12,193,292
Denominator
Weighted average basic shares	27,612,597	27,612,597	27,612,597	27,612,597
Dilutive effect of restricted stock units	527	—	176	—
Weighted average diluted shares	27,613,124	27,612,597	27,612,773	27,612,597
Earnings per share
Basic	$0.30	$0.24	$0.92	$0.44
Diluted	$0.30	$0.24	$0.92	$0.44

15.    SUBSEQUENT EVENTS

XPEL Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company completed the acquisition of five businesses in the United States and Canada from two unrelated sellers on October 1, 2021.
In Canada, the Company acquired 1) a company operating under the name of Shadow Shield, a distributor of paint protection film and window film to customers in Canada with locations in Calgary, Alberta and Mississauga, Ontario; 2) a company operating under the name of Shadow Tint, an installer of paint protection and window film operating in Calgary, Alberta; and, 3) a company operating under the name of North 1 Technologies, a software company providing software and patterns for cutting paint protection film to customers around the world under the FilmWraps brand from one seller.
In the United States, the Company acquired 4) 1 One Armor, Inc., an installer of paint protection and window film in Phoenix, Arizona and 5) Tint Net Inc., a high-volume installer of automotive window film providing on-site service primarily to mid-range new car dealerships in Arizona from one seller.
The combined preliminary purchase price of these acquisitions was approximately $20.1 million and is subject to customary adjustments, including working capital adjustments.
These acquisitions were financed with a combination of cash on hand and borrowings from our lines of credit in the United States and Canada.
On November 1, 2021, the Company closed on the acquisition of United Kingdom-based invisiFRAME, Ltd., a leading provider of custom-tailored bicycle frame paint protection kits.
Initial accounting for these acquisitions is not yet complete.

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
•Fluctuations in the cost and availability of raw materials, equipment, labor and transportation could cause manufacturing delays, increase our costs and/or impact our ability to meet customer demand.
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
Executive Summary
Set forth below is summary financial information for the three and nine months ended September 30, 2021 and 2020. This information is not necessarily indicative of results of future operations, and should be read in conjunction with Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes thereto included in Part II, Item 8 of our annual report on Form 10-K, as filed with the SEC on March 11, 2021, to fully understand factors that may affect the comparability of the information presented below.
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
We also continue to drive expansion of our non-automotive product portfolio. The Company launched its new commercial/residential window film product line in 2018, giving us access to a large new market and representing the first non-automotive product line in XPEL’s history. While there is some overlap with our existing customers, we believe that this product line exposes the Company to several new addressable markets.
Trends and Uncertainties
During the three months ended September 30, 2021, our operations have continued without major negative impacts from either COVID-19 or global supply chain issues. Throughout the first nine months of 2021, revenue has increased substantially in all major geographic areas over the prior year period. Despite continued positive trends, the long-term effects of COVID-19 and/or global supply chain issues on our financial results in future periods could still be significant and cannot be reasonably estimated due to the volatility, uncertainty and economic disruption caused by the pandemic or global supply chain issues. See the risk factor “The COVID-19 pandemic could materially adversely affect our financial condition and results of operations” included in Part I, Item 1A “Risk Factors” in our annual report on Form 10-K for further discussion of the potential impact of the COVID-19 pandemic on our business, results of operations and financial condition.
As we look ahead, we are unable to determine or predict the continuing impact the COVID-19 pandemic or potential global supply chain interruptions will have on our customers, vendors and suppliers or our business; nor can we predict its impact on our results of operations or financial condition. Despite the gradual reduction of restrictions related to the COVID-19 pandemic and the apparent recovery of our operations, significant uncertainty still exists concerning the overall magnitude of the impact and the duration of the COVID-19 pandemic and the resulting economic implications, particularly given the recent increase in COVID-19 related illnesses. For example, automotive sales and production are highly cyclical, and the cyclical nature of the industry has been compounded by the fallout of COVID-19. As supply and demand for automotive products fluctuates or decreases in this unusual business environment, the demand for our products may also fluctuate or decrease. Some automotive manufacturers have announced that they are experiencing a global semiconductor shortage which has affected production of vehicles resulting in low inventories. While we have yet to see a significant impact on the Company's core business, low car dealership inventories have had an impact on the PermaPlate Films' business that we acquired in the second quarter this year. To the extent that this shortage persists and/or begins to impact our core business, it could have a material adverse effect on our business, financial conditions and results of operations. Refer to "Part I, Item 1A Risk Factors" in our Annual Report on Form 10-K for additional consideration of the cyclical nature of the automotive industry. We will continue to closely monitor updates regarding the continuing impact of COVID-19, global supply chain challenges and automotive sales, and we will adjust our operations for changes in those factors.
We and our suppliers depend on various components, compounds and raw materials supplied by others for the manufacturing of our products. While we have not experienced disruptions, supplier relationships could be interrupted in the future due to material shortages, natural and other disasters and other disruptive events, or be terminated. Any sustained interruption in the Company’s receipt of adequate supplies or operations due to natural and other disasters or events could have a material adverse effect on the Company. In addition, disruptions in the global economy in 2020 and the lingering impacts into 2021 have resulted in inflationary cost increases in certain raw materials, labor and transportation. We expect these inflationary trends to continue for some time, and while we believe that we will be able to somewhat offset the impact, there can be no assurances that unforeseen future events in the global supply chain, and inflationary pressures, will not have a material adverse effect on our business, financial condition and results of operations.

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

The following table is a reconciliation of Net Income to EBITDA for the three and nine months ended September 30, 2021 and 2020:

	(Unaudited)			(Unaudited)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Net Income	$8,330,761	$6,608,248	26.1%	$25,363,369	$12,193,292	108.0%
Interest	46,433	68,368	(32.1)%	143,092	173,480	(17.5)%
Taxes	1,841,250	1,736,330	6.0%	5,958,709	3,250,780	83.3%
Depreciation	455,792	325,643	40.0%	1,258,489	889,820	41.4%
Amortization	734,963	239,571	206.8%	1,420,347	705,692	101.3%
EBITDA	$11,409,199	$8,978,160	27.1%	$34,144,006	$17,213,064	98.4%

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

Results of Operations
The following tables summarize the Company’s consolidated results of operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	% of Total Revenue	Three Months Ended September 30, 2020	% of Total Revenue	$ Change	% Change
Total revenue	$68,528,923	100.0%	$46,122,796	100.0%	$22,406,127	48.6%
Total cost of sales	44,074,368	64.3%	30,092,964	65.2%	13,981,404	46.5%
Gross margin	24,454,555	35.7%	16,029,832	34.8%	8,424,723	52.6%
Total operating expenses	14,087,286	20.6%	7,616,177	16.5%	6,471,109	85.0%
Operating income	10,367,269	15.1%	8,413,655	18.2%	1,953,614	23.2%
Other expenses	195,258	0.3%	69,077	0.1%	126,181	182.7%
Income tax	1,841,250	2.7%	1,736,330	3.8%	104,920	6.0%
Net income	$8,330,761	12.2%	$6,608,248	14.3%	$1,722,513	26.1%

	Nine Months Ended September 30, 2021	% of Total Revenue	Nine Months Ended September 30, 2020	% of Total Revenue	$ Change	% Change
Total revenue	$189,131,008	100.0%	$110,317,117	100.0%	$78,813,891	71.4%
Total cost of sales	121,142,794	64.1%	72,251,320	65.5%	48,891,474	67.7%
Gross margin	67,988,214	35.9%	38,065,797	34.5%	29,922,417	78.6%
Total operating expenses	36,401,513	19.2%	22,027,818	20.0%	14,373,695	65.3%
Operating income	31,586,701	16.7%	16,037,979	14.5%	15,548,722	96.9%
Other expenses	264,623	0.1%	593,907	0.5%	(329,284)	(55.4)%
Income tax	5,958,709	3.2%	3,250,780	2.9%	2,707,929	83.3%
Net income	$25,363,369	13.4%	$12,193,292	11.1%	$13,170,077	108.0%

The following tables summarize revenue results for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		%	% of Total Revenue
	2021	2020	Inc (Dec)	2021	2020
Product Revenue
Paint protection film	$43,220,555	$31,977,210	35.2%	63.1%	69.3%
Window film	11,401,322	6,302,364	80.9%	16.6%	13.7%
Other	2,374,388	1,248,809	90.1%	3.4%	2.7%
Total	$56,996,265	$39,528,383	44.2%	83.2%	85.7%

Service Revenue
Software	$1,125,365	$889,709	26.5%	1.6%	1.9%
Cutbank credits	3,362,399	2,304,651	45.9%	4.9%	5.0%
Installation labor	6,783,688	3,268,399	107.6%	9.9%	7.1%
Training	261,206	131,654	98.4%	0.4%	0.3%
Total	$11,532,658	$6,594,413	74.9%	16.8%	14.3%

Total	$68,528,923	$46,122,796	48.6%	100.0%	100.0%

	Nine Months Ended September 30,		%	% of Total Revenue
	2021	2020	Inc (Dec)	2021	2020
Product Revenue
Paint protection film	$124,250,391	$75,996,444	63.5%	65.7%	68.9%
Window film	29,644,669	15,347,270	93.2%	15.7%	13.9%
Other	6,699,872	2,896,582	131.3%	3.5%	2.7%
Total	$160,594,932	$94,240,296	70.4%	84.9%	85.4%

Service Revenue
Software	$3,158,337	$2,551,177	23.8%	1.7%	2.3%
Cutbank credits	9,384,411	5,529,773	69.7%	5.0%	5.0%
Installation labor	15,256,632	7,681,420	98.6%	8.1%	7.0%
Training	736,696	314,451	134.3%	0.4%	0.3%
Total	$28,536,076	$16,076,821	77.5%	15.1%	14.6%

Total	$189,131,008	$110,317,117	71.4%	100.0%	100.0%
Because many of our international customers require us to ship their orders to freight forwarders located in the United States, we cannot be certain about the ultimate destination of the product. The following tables represent our estimate of sales by geographic regions based on our understanding of ultimate product destination based on customer interactions, customer locations and other factors for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		%	% of Total Revenue
	2021	2020	Inc (Dec)	2021	2020
United States	$37,362,839	$22,041,941	69.5%	54.5%	47.8%
China	10,571,126	9,397,486	12.5%	15.4%	20.4%
Canada	8,715,209	6,213,949	40.3%	12.7%	13.5%
Continental Europe	4,747,140	3,656,477	29.8%	6.9%	7.9%
Middle East/Africa	2,090,125	1,326,589	57.6%	3.0%	2.8%
United Kingdom	1,987,316	1,481,174	34.2%	2.9%	3.2%
Asia Pacific	1,972,919	1,454,119	35.7%	2.9%	3.2%
Latin America	944,668	537,892	75.6%	1.4%	1.2%
Other	137,581	13,169	944.7%	0.3%	0.0%
Total	$68,528,923	$46,122,796	48.6%	100.0%	100.0%

	Nine Months Ended September 30,		%	% of Total Revenue
	2021	2020	Inc (Dec)	2021	2020
United States	$97,263,389	$53,713,708	81.1%	51.4%	48.7%
China	33,902,146	21,409,365	58.4%	17.9%	19.4%
Canada	22,538,245	14,347,313	57.1%	11.9%	13.0%
Continental Europe	14,286,185	9,347,780	52.8%	7.6%	8.5%
Middle East/Africa	6,466,319	3,177,155	103.5%	3.4%	2.9%
United Kingdom	5,906,315	3,228,322	83.0%	3.1%	2.9%
Asia Pacific	5,620,834	3,365,354	67.0%	3.0%	3.1%
Latin America	2,890,526	1,499,944	92.7%	1.5%	1.4%
Other	257,049	228,176	12.7%	0.2%	0.1%
Total	$189,131,008	$110,317,117	71.4%	100.0%	100.0%

Product Revenue. Product revenue for the three months ended September 30, 2021 increased 44.2% over the three months ended September 30, 2020. Product revenue represented 83.2% of our total revenue compared to 85.7% in the three months ended September 30, 2019. Within product revenue, revenue from our paint protection film product line increased 35.2% over the three months ended September 30, 2020. Paint protection film sales represented 63.1% and 69.3% of our total consolidated revenues for the three months ended September 30, 2021 and 2020, respectively. The increase in paint protection film sales was primarily attributable to continued strong demand for our film products in all of our operating regions. Revenue from our window film product line grew 80.9% for the three months ended September 30, 2021. Window film sales represented 16.6% and 13.7% of our total consolidated revenues for the three months ended September 30, 2021 and 2020, respectively. Growth in this product line was due primarily to increased demand in most operating regions stemming from strong channel execution and increased product adoption.
Product revenue for the nine months ended September 30, 2021 increased 70.4% over the nine months ended September 30, 2020. Within product revenue, sales of paint protection film for the nine months ended September 30, 2021 increased by 63.5% over the same period in 2020. The increase in paint protection film sales was primarily attributable to continued strong demand for our products throughout our operating regions. Also within product revenue, window film revenue for the nine months ended September 30, 2021 increased 93.2% over the same period in 2020 due primarily to increased demand in most geographical sales regions resulting from strong channel execution and increased product adoption.

Service revenue. Service revenue consists of revenue from fees for use of our DAP software, cutbank credit revenue, revenue from the labor portion of installation sales in our installation centers, and revenue from training services provided to our customers. Service revenue grew 74.9% over the three months ended September 30, 2020. Software revenue increased 26.5% over the three months ended September 30, 2020. This increase was due primarily to increases in total subscribers to our DAP software. Cutbank credit revenue increased 45.9% compared to the prior year period due to wide-spread growth in our paint protection film sales in the United States and Canada. Installation labor revenue increased 107.6% over the three months ended September 30, 2020. Excluding acquisition related growth, installation labor revenue increased 17.1% during the three months ended September 30, 2021 due primarily to increased demand for installation services primarily in the United States, Canada, and Europe. Training revenue increased 98.4% over the three months ended September 30, 2020. Training for the prior year period was heavily impacted by COVID-19 related restrictions and these impacts are less significant in the 2021 period.
Service revenue for the nine months ended September 30, 2021 grew 77.5% over the nine months ended September 30, 2020. Software revenue grew 23.8% over the nine months ended September 30, 2020. This increase was due primarily to increases in total subscribers to our DAP software. Cutbank credit revenue increased 69.7% over the nine months ended September 30, 2020 due mainly to the increased demand in product revenue in the United States and Canada. Installation labor increased 98.6% over the nine months ended September 30, 2020. Excluding acquisition related growth, installation labor revenue increased 41.4% during the nine months ended September 30, 2021. This was due to a significant increase in demand for installation services in North America and Europe. Training revenue increased 134.3% over the nine months ended September 30, 2020. Training for the prior year period was heavily impacted by COVID-19 related restrictions and these impacts are less significant in the 2021 period.
Total installation revenue (labor and product combined) at our installation centers increased 107.6% over the three months ended September 30, 2020. This represented 11.8% and 8.4% of our total consolidated revenue for the three months ended September 30, 2021 and 2020, respectively. Excluding acquisition related growth, total installation revenue grew 17.1%. Total installation revenue increased 98.6% over the nine months ended September 30, 2020 due primarily to increased demand for installation services in the United States, Canada and Europe. This represented 9.6% and 8.3% of our total consolidated revenue for the nine months ended September 30, 2021 and 2020, respectively. Excluding acquisition related growth, total installation revenue grew 41.4% over the nine months ended September 30, 2021.
Adjusted product revenue, which combines the cutbank credit revenue service component with product revenue, increased 44.3% over the three months ended September 30, 2021 due mainly to wide-spread increased demand. Adjusted product revenue increased 70.4% versus the nine months ended September 30, 2021.
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
Cost of sales increased 46.5% over the three months ended September 30, 2020 as a result of increased sales volume. Product costs in the three months ended September 30, 2021 increased 39.9% over the three months ended September 30, 2020. This increase was the result of the increased sales of our products during the 2021 quarter. Cost of product sales represented 57.9% and 61.5% of total revenue in the three months ended September 30, 2021 and 2020, respectively. Cost of service revenue grew 153.8% during the three months ended September 30, 2021 due mainly to the increased installation labor costs associated with a larger installation footprint following our May 2021 PermaPlate acquisition as well as increased installation sales.
Cost of sales increased 67.7% in the nine months ended September 30, 2021 over the nine months ended September 30, 2020 as a result of increased sales volume. Product costs in the nine months ended September 30, 2021 increased 65.2% over the nine months ended September 30, 2020. This increase was due primarily to increased demand for our products during the 2021 period. Cost of product sales represented 59.1% and 61.4% of total revenue in the nine months ended September 30, 2021 and 2020, respectively. This relative decrease was the result of certain economies of scale attained during the 2021 period. Cost of service revenue grew 103.9% during the nine months ended September 30, 2021 due mainly to the increased installation labor costs associated with a larger installation footprint following our May 2021 PermaPlate acquisition as well as increased installation sales.
Gross Margin
Gross margin for the three months ended September 30, 2021 grew approximately $8.4 million, or 52.6%, from the three months ended September 30, 2020. For the three months ended September 30, 2021, gross margin represented 35.7% of revenue.
Gross margin for the nine months ended September 30, 2021 grew approximately $29.9 million, or 78.6%, from the nine months ended September 30, 2020. For the nine months ended September 30, 2021, gross margin represented 35.9% of revenue. The following tables summarize gross margin for product and services for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		%	% of Category Revenue
	2021	2020	Inc (Dec)	2021	2020
Product	$17,295,638	$11,158,501	55.0%	30.3%	28.2%
Service	7,158,917	4,871,331	47.0%	62.1%	73.9%
Total	$24,454,555	$16,029,832	52.6%	35.7%	34.8%

	Nine Months Ended September 30,		%	% of Category Revenue
	2021	2020	Inc (Dec)	2021	2020
Product	$48,755,447	$26,552,305	83.6%	30.4%	28.2%
Service	19,232,767	11,513,492	67.0%	67.4%	71.6%
Total	$67,988,214	$38,065,797	78.6%	35.9%	34.5%
Product gross margin for the three months ended September 30, 2021 increased approximately $6.1 million, or 55.0%, over the three months ended September 30, 2020 and represented 30.3% and 28.2% of total product revenue for the three months ended September 30, 2021 and 2020, respectively. This increase was due primarily to increases in revenue, changes in revenue mix, improvements in product costs and operating leverage.
Product gross margin for the nine months ended September 30, 2021 increased approximately $22.2 million, or 83.6%, over the nine months ended September 30, 2020 and represented 30.4% and 28.2% of total product revenue for the nine months ended September 30, 2021 and 2020, respectively. This increase was due primarily to increases in revenue, changes in revenue mix, improvements in product costs and operating leverage.

Service gross margin increased approximately $2.3 million, or 47.0%, over the three months ended September 30, 2020. This represented 62.1% and 73.9% of total service revenue for the three months ended September 30, 2021 and 2020, respectively. The Company added additional installers in connection with its PermaPlate Film acquisition (Note 12). PermaPlate Film's business is more correlated to the arrival of new vehicles at car dealerships rather than new car sales. As a consequence of low new car inventories, our PermaPlate Film business is operating at approximately 70% capacity resulting in lower service margins.
Service gross margin increased approximately $7.7 million, or 67.0%, over the nine months ended September 30, 2020. This represented 67.4% and 71.6% of total service revenue for the nine months ended September 30, 2021 and 2020, respectively. The relative decrease in service gross margin percentage for the nine months ended September 30, 2020 was due primarily to the impact of our PermaPlate Film business operating at reduced capacity as described above.
Operating Expenses
Sales and marketing expenses for the three months ended September 30, 2021 increased 110.7% compared to the same period in 2020. These expenses represented 7.2% and 5.0% of total consolidated revenue for the three months ended September 30, 2021 and 2020, respectively. This increase was due primarily to acquisition related expansion, hiring of sales personnel, and increases in marketing related expenses to support the ongoing growth of the business.
For the nine months ended September 30, 2021, sales and marketing expenses increased 85.7% compared to the same period in 2020. These expenses represented 6.9% and 6.3% of total consolidated revenue for the nine months ended September 30, 2021 and 2020, respectively. This increase was due primarily to acquisition related expansion, hiring of sales personnel, and increases in marketing related expenses to support the ongoing growth of the business.
General and administrative expenses grew approximately $3.9 million, or 73.6% over the three months ended September 30, 2020. These costs represented 13.4% and 11.5% of total consolidated revenue for the three months ended September 30, 2021 and 2020, respectively. Excluding acquisition related expenses, general and administrative costs for the three months ended September 30, 2021 increased by approximately 61.3% and represented approximately 12.4% of total consolidated revenue. The increase was due mainly to increases in personnel, occupancy costs and information technology costs to support the on-going growth of the business.
General and administrative expenses grew approximately $8.4 million, or 55.8%, during the nine months ended September 30, 2021 over the same period in 2020. These costs represented 12.4% and 13.6% of total consolidated revenue for the nine months ended September 30, 2021 and 2020, respectively. The increase was due mainly to increases in personnel, occupancy costs and information technology costs to support the on-going growth of the business. Excluding acquisition related expenses, general and administrative costs for the nine months ended September 30, 2021 increased by approximately 48.8% and represented approximately 11.8% of total consolidated revenue.
Income Tax Expense
Income tax expense for the three months ended September 30, 2021 increased $0.1 million from the three months ended September 30, 2020, Our effective tax rate was 18.1% for the three months ended September 30, 2021 compared with 20.8% for the three months ended September 30, 2020. The decrease in the effective rate was due primarily to increased deductions related to foreign-derived intangible income ("FDII") in connection with the 2017 Tax Reform and Jobs Act and increased research and development credits associated with our research and development activities.

Income tax expense for the nine months ended September 30, 2021 increased $2.7 million from the same period in 2020, Our effective tax rate was 19.0% for the nine months ended September 30, 2021 compared with 21.0% for the nine months ended September 30, 2020. The decrease in the effective rate was due primarily to increased deductions related to FDII in connection with the 2017 Tax Reform and Jobs Act and increased research and development credits associated with our research and development activities.
Net Income
Net income for the three months ended September 30, 2021 increased 26.1% to $8.3 million.
Net income for the nine months ended September 30, 2021 increased 108.0% to $25.4 million.

Liquidity and Capital Resources
The primary source of liquidity for our business is cash and cash equivalents and cash flows provided by operations. As of September 30, 2021, we had cash and cash equivalents of $7.8 million. For the nine months ended September 30, 2021, cash flows provided by operations were $20.2 million. We expect to continue to have sufficient access to cash to support working capital needs, capital expenditures (including acquisitions), and to pay interest and service debt, if applicable. We believe we have the ability and sufficient resources to meet these cash requirements by using available cash, internally generated funds and borrowing under committed credit facilities. We are focused on continuing to generate positive operating cash to fund our operational and capital investment initiatives. We believe we have sufficient liquidity to operate for at least the next 12 months from the date of filing this report.
Operating activities. Cash flows provided by operations totaled approximately $20.2 million for the nine months ended September 30, 2021, compared to $14.2 million for the nine months ended September 30, 2020. This increase was due mainly to increases in operating earnings, with net income more than doubling over the prior year period, and changes in working capital.
Investing activities. Cash flows used in investing activities totaled approximately $35.7 million during the nine months ended September 30, 2021 compared to $2.9 million during the nine months ended September 30, 2020. This increase was due mainly to the acquisition of PermaPlate Films (Note 12) and purchases of fixed assets as the Company expands its operating locations.
Financing activities. Cash flows used in financing activities during the nine months ended September 30, 2021 totaled approximately $5.6 million compared to cash inflows of $4.2 million in the prior year. This cash use was due primarily payments on term loans.
Debt obligations as of September 30, 2021 and December 31, 2020 totaled approximately $0.6 million and $6.1 million, respectively.
Credit Facilities
As of September 30, 2021, we had a $57 million revolving line of credit agreement with Texas Partners Bank (which does business as the Bank of San Antonio) and a CAD $4.5 million revolving credit facility maintained by our Canadian subsidiary. The Texas Partners Bank facility was established on May 21, 2021 and replaced an $8.5 million revolving facility and a $6 million term loan facility. The outstanding balances on the prior loan agreements were fully repaid by the Company and the agreements were terminated when we entered into the new facility. The facility is utilized to fund our working capital needs and other strategic initiatives and is secured by a security interest in substantially all of our current and future assets. Borrowings under the credit agreement bear interest on borrowed amounts at the Wall Street Journal U.S. Prime Rate less 0.75% per annum if the Company's EBITDA ratio (as defined in the facility) is equal to or less than 2.00 to 1.00 or the Wall Street Journal U.S. Prime rate less 0.25% if the Company's EBITDA ratio is greater than 2.00 to 1.00. The interest rate for this credit facility as of September 30, 2021 was 2.50%. The Company paid interest charges on borrowings under this facility of $45,292 during the nine months ended September 30, 2021. As of September 30, 2021, no balance was outstanding on this line. This facility matures on July 5, 2024.
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
XPEL Canada Corp., a wholly-owned subsidiary of XPEL, Inc., also has a CAD $4.5 million revolving credit facility through HSBC Bank Canada. This facility is utilized to fund our working capital needs in Canada. This facility bears interest at HSBC Canada Bank’s prime rate plus 0.25% per annum and is guaranteed by the parent company. As of September 30, 2021 and December 31, 2020, no balance was outstanding on this facility.

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

Off-Balance Sheet Arrangements
As of September 30, 2021 and December 31, 2020, we did not have any relationships with unconsolidated organizations or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange contracts.

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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A Risk Factors” in our annual report on Form 10-K as filed with the SEC on March 11, 2021, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-K as filed with the SEC on March 11, 2021 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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
Fluctuations in the cost and availability of raw materials, equipment, labor and transportation could cause manufacturing delays, increase our costs and/or impact our ability to meet customer demand.
The price and availability of key components used to manufacture our products may fluctuate significantly. Any fluctuations and the cost and availability of any of our products and/or any interruptions in the delivery of our products could harm our gross margins and our ability to meet customer demand. If we are unable to successfully mitigate these cost increases, supply interruptions and/or labor shortages, our results of operations could be affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2021, the Company did not issue any shares of its common stock of the Company that were not registered under the Securities Act of 1933, as amended.
Pursuant to the Company's 2020 Equity Incentive Plan (the "Plan"), the Company granted unvested restricted stock units ("RSUs") for the first time on July 15, 2021, payable in shares of common stock upon vesting. The RSUs vest evenly over a four-year period at each anniversary of the grant date. The shares of common stock underlying the RSUs are not considered issued and outstanding until they are vested and common shares are issued. The RSUs do not have voting rights.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Pursuant to the Company's 2020 Equity Incentive Plan (the "Plan"), the Company granted unvested restricted stock units ("RSUs") for the first time on July 15, 2021, payable in shares of common stock upon vesting. The RSUs vest evenly over a four-year period at each anniversary of the grant date. The shares of common stock underlying the RSUs are not considered issued and outstanding until they are vested and common shares are issued. The RSUs do not have voting rights.

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

XPEL, Inc. (Registrant)

	By:	/s/ Barry R. Wood
Barry R. Wood
Senior Vice President and Chief Financial Officer
November 9, 2021		(Authorized Officer and Principal Financial and Accounting Officer)