Form 10-K
period 2021-12-31
XPEL, Inc.
filed 2022-02-28
CIK 1767258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2021
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant, as of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1,529,154,407.
The Registrant had 27,612,597 shares of common stock outstanding as of February 28, 2022.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into which Incorporated
Portions of the registrant’s Proxy Statement relating to the 2022 Annual Meeting of Stockholders to be held on May 18, 2022.	Part III

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
Forward-looking statements include, but are not limited to, statements with respect to the nature of our strategy and capabilities, the vertical and regional expansion of our market and business opportunities, and the expansion of our product offerings in the future. Statements that include words like “believe,” “expect,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “could,” “potentially” or similar expressions are forward-looking statements and reflect future predictions that may not be correct, even though we believe they are reasonable. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict or are beyond our control. A number of important factors could cause actual outcomes and results to differ materially from those expressed in these forward-looking statements. Consequently, readers should not place undue reliance on such forward-looking statements. In addition, these forward-looking statements relate to the date on which they are made.
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
•We could be impacted by disruptions in supply.
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
EXPLANATORY NOTE
This Annual Report includes estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.
We own or have rights to trademarks or trade names that we use in connection with the operation of our business, including our corporate names, logos and website names. In addition, we own or have the rights to copyrights, trade secrets and other proprietary rights that protect the content of our products and the formulations for such products. Solely for convenience, some of the trademarks, trade names and copyrights referred to in this report are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, trade names and copyrights. Please see “Business -Intellectual Property and Brand Protection” for more information.
Other trademarks and trade names in this Annual Report are the property of their respective owners.
Unless the context indicates otherwise, all references in this Annual Report to “XPEL,” the “Company,” “we,” “us,” and “our” refer to XPEL, Inc. and its subsidiaries.
SUMMARY OF RISK FACTORS
The following is a summary of the most significant risks and uncertainties that we believe could adversely affect our business, financial condition or results of operations. In addition to the following summary, you should consider the other information set forth in the “Risk Factors” section and the other information contained in this Annual Report.
Operational Risks
•A material disruption in supply from any of our suppliers could impact our business.
•We currently rely on one distributor for our products in China.
•A material portion of our business is in China, which may be an unpredictable market and is currently suffering trade tensions with the U.S.
•We must continue to attract, retain and develop key personnel.
•Our accounting estimates and risk management processes rely on assumptions or models that may prove inaccurate.
•During the fourth fiscal quarter, we identified and fully remediated a material weakness in our internal controls related to user access controls to our financial system.

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
•We may issue preferred stock with greater rights than our Common Stock.
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
•The price and availability of key components used to manufacture our products may fluctuate significantly.

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
Our over-arching strategic philosophy centers around our view that being closer to the end customer in terms of our channel strategy affords us a better opportunity to efficiently introduce new products and deliver tremendous value which, in turn, drives more revenue growth for the Company. Since 2014, we have executed on several strategic initiatives including:
•2014 - We began our international expansion by establishing an office in the United Kingdom.
•2015 - We acquired Parasol Canada, a distributor of our products in Canada.
•2016 - We opened our XPEL Netherlands office and established our European headquarters
•2017
•We continued our international expansion with the acquisition of Protex Canada Corp., or Protex Canada, a leading franchisor of automotive protective film franchises serving Canada, and
•We opened our XPEL Mexico office.
•2018
•We launched our first product offering outside of the automotive industry, a window and security film protection for commercial and residential uses.
•We introduced the next generation of our highly successful ULTIMATE line, ULTIMATE PLUS.
•We acquired Apogee Corporation which led to formation of XPEL Asia based in Taiwan.

•2019
•We were approved for the listing of our stock on Nasdaq trading under the symbol “XPEL”.
•2020
•We acquired Protex Centre, a wholesale-focused paint protection installation business based in Montreal, Canada.
•We expanded our presence in France with the acquisition of certain assets of France Auto Racing.
•We expanded our architectural window film presence with the acquisition of Houston based Veloce Innovation, a leading provider of architectural films for use in residential, commercial, marine and industrial settings.
•2021
•We expanded our presence into numerous automotive dealerships throughout the United States with the acquisition of PermaPlate Film, LLC, a wholesale-focused automotive window film installation and distribution business based in Salt Lake City, Utah.
•We acquired five businesses in the United States and Canada from two sellers as a continuation of our acquisition strategy. These acquisitions allowed us to continue to increase our penetration into mid-range dealerships in the US and solidify our presence in Western Canada.
•We acquired invisiFRAME, Ltd, a designer and manufacturer of paint protection film patterns for bicycles, thus further expanding our non-automotive offerings.
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

XPEL ULTIMATE FUSION: ULTIMATE FUSION is our newest paint protection film product providing the same benefits as ULTIMATE PLUS but also contains a hydrophobic top-coat which creates a naturally slick surface to repel water and road grime
XPEL STEALTH: STEALTH is a satin-finished paint protection film, made with the same construction as ULTIMATE PLUS. STEALTH is designed to protect surfaces that already have a matte finish or to give otherwise glossy surfaces a matte finish.
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
Surface and Paint Protection film sales represented 68.6% of our consolidated revenue for the year ended December 31, 2021.
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

Automotive window film sales represented 13.6% of our consolidated revenue for the year ended December 31, 2021.
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
Architectural window film sales represented less than 2.0% of our consolidated revenue for the year ended December 31, 2021.
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
Our DAP customers pay a monthly access fee to access our proprietary database. Monthly DAP subscriptions represented 1.7% of our consolidated revenue for the year ended December 31, 2021.
Installation Services: We offer installation services of our various products directly to retail and wholesale customers through our Company-owned installation facilities in their respective markets and through our on-site services to automobile dealerships. Our installation services are primarily automotive film installation but have grown to include architectural film installation in certain markets. Installation services (including product and labor revenue) represented 11.1% of our consolidated revenue for the year ended December 31, 2021.
Miscellaneous Products, Tools and Pre-Cut Films: We sell a variety of other miscellaneous product sets which include:
PRE-CUT FILM PRODUCTS: While most of our surface protection films, automotive window films and architectural window films are sold as rolls, we also offer to pre-cut them into vehicle specific shapes (if applicable) or cut them into smaller pieces or shapes to aide in the installation or to increase affordability or efficiency for our customers.
XPEL FUSION PLUS CERAMIC COATING: XPEL FUSION PLUS is a hydrophobic, self-cleaning coating that can be applied to paint and paint protection film, wheels and calipers, plastic and trim, upholstery and glass. XPEL FUSION PLUS provides additional protection to these surfaces to enhance their appearance and protect from minor scratches.

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
Strategic Overview
XPEL is currently pursuing several key strategic initiatives to drive continued growth. Our global expansion strategy includes establishing a local presence where possible, allowing us to better control the delivery of our products and services. We will continue to add locally based regional sales personnel, leveraging local knowledge and relationships to expand the markets in which we operate.
We seek to increase global brand awareness in strategically important areas, including pursuing high visibility at premium events such as major car shows and high value placement in advertising media consumed by car enthusiasts, to help further expand the Company’s premium brand.
XPEL also continues to expand its delivery channels by acquiring select installation facilities in key markets and acquiring international partners to enhance our global reach. As we expand globally, we strive to tailor our distribution model to adapt to target markets. We believe this flexibility allows us to penetrate and grow market share more efficiently. Our acquisition strategy centers on our belief that the closer the Company is to its end customers, the greater its ability to drive increased product sales. During 2021, we acquired several businesses serving multiple markets in the United States, Canada, and the United Kingdom, in furtherance of this objective.
We also continue to drive expansion of our non-automotive product portfolio. Our architectural window film segment continues to gain traction. We believe there are multiple uses for protective films and we continue to explore those adjacent market opportunities.
Sales and Distribution
We sell and distribute our products through independent installers, new car dealerships, third-party distributors, Company-owned installation centers, Protex Canada’s franchisees, and online.
Independent Installers/New Car Dealerships
We primarily operate by selling a complete turn-key solution directly to independent installers and new car dealerships, which includes XPEL protection films, installation training, access to our proprietary DAP software, marketing support and lead generation. For the year ended December 31, 2021, approximately 54% of the Company’s consolidated revenue was through this channel.
We offer a suite of services to complement our products for our dealers and strive to create value for being an XPEL dealer. We provide access to our proprietary DAP software which, in turn, provides access to pattern libraries that enable cutting our films into specific shapes to aid in their installation. We believe that this software greatly enhances installation efficiency and reduces film waste – a valuable feature to our customers, as their highest cost tends to be labor. Increasingly, DAP is used to manage operations for our dealers, including job management, scheduling and inventory tracking. We also provide marketing and lead generation for our customers by featuring them in our dealer locator on our website. To be considered an Authorized Dealer (and thereby have end customers referred to them), independent installers must employ certified installers and meet other requirements including purchase minimums and more.

We expanded our service offerings to new car dealerships with our 2021 acquisitions of PermaPlate LLC and TintNet, Inc. New car dealerships generally have three options to install protective films and other appearance products once sold to their customers:
•through an “in-house” program whereby the dealerships hire installers on their payroll to install the product once sold;
•out-sourcing the installation to an aftermarket installer; and,
•utilizing a labor service model whereby third-party labor performs the installation on dealership premises.
Our PermaPlate and TintNet acquisitions added this third party labor option to our portfolio of services offered to new car dealerships in addition to increasing our exposure to more mid-range automobile dealerships.
XPEL also offers 24/7 customer service for independent installers and new car dealerships where we provide installation, software and training support via our website and telephone technical support services.
Distributors
In various parts of the world, XPEL operates primarily through third-party distributors under written agreements with the Company to develop a market or a region under our supervision and direction. These distributors may sell to other distributors or customers who ultimately install the product on an end customer’s vehicle. Due to the nature of this channel, product margins are generally less than other channels. For the year ended December 31, 2021, approximately 28% of the Company’s consolidated revenue was through this channel.
In China, we operate through a sole distributor under a distribution agreement, Shanghai Xing Ting Trading Co., Ltd., which we refer to as the China Distributor. Approximately 18% of our consolidated revenue for the year ended December 31, 2021, was derived from sales to the China Distributor.
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

Company-Owned Installation Centers
XPEL operates 11 Company-owned installation centers: seven in the United States, three in Canada and one in the United Kingdom. These locations serve wholesale and retail customers in their respective markets. This channel represented approximately 5% of the Company’s consolidated revenue for the year ended December 31, 2021.
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
Automobile Original Equipment Manufacturers (“OEMs”)
XPEL sells products, including paint protection film, and provides services, including the installation of paint protection film and pre-delivery inspection to various OEMs. These services are provided in-plant at the OEMs’ facilities or in one of our facilities. This channel represented approximately 3% of the Company’s consolidated revenue for the year ended December 31, 2021.
Online and Catalog Sales
XPEL offers certain products such as paint protection kits, car wash products, after-care products and installation tools via its website. Revenues from this channel are negligible but we believe that by offering these products on our website, we increase brand awareness. The revenue from this channel represented approximately 1% of the Company’s consolidated revenue for the year ended December 31, 2021.
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
Suppliers
The Company’s products are sourced from a number of suppliers or manufactured by various third-party contract manufacturers. The Company has opted to pursue an asset-light manufacturing model whereby third-party suppliers and manufacturers are used to supply the Company with the majority of its products. The Company’s film products (including paint protection film and automotive and architectural window films) are produced using various roll-to-roll manufacturing processes performed entirely by third parties. The Company internalizes many conversion operations including quality assurance, inspection, rewinding, boxing and packaging for many of its products at its facilities around the world.
The Company’s product lines continue to grow and include both film and non-film products. The products fall into three categories:

•Products where we own or license the intellectual property (“IP”) – the Company owns or licenses the underlying IP for product construction or for one or more components of the product and could seek to have the products made at a variety of manufacturing locations.
•Products that are made for us on an exclusive basis – the Company does not own all the underlying IP, but has products made by a third party solely for the Company on an exclusive basis.
•Products that we source from suppliers on a non-exclusive basis – the Company does not own the underlying IP but sources products on commercial terms from a third party.
Tthe Company either owns or licenses the relevant IP or has alternative substitutes to continue to operate for the material portion of products sold.
Approximately 75% of the Company’s inventory purchases in the year ended December 31, 2021 were sourced from one of these suppliers, entrotech inc. (“entrotech”), pursuant to an Amended and Restated Supply Agreement with entrotech (the “entrotech Agreement”). Under the entrotech Agreement, we had exclusive rights to commercialize, market, distribute and sell entrotech’s automotive aftermarket products through March 21, 2022, at which time the term could automatically renew for successive two year periods thereafter unless terminated at the option of either party with two months’ notice. On January 20, 2022, we gave notice to entrotech that the Company would not extend the term of the entrotech Agreement in its current form. Accordingly, the entrotech Agreement will terminate on March 21, 2022. The Company intends to enter into a new supply agreement with entrotech; however, we cannot assure you that we will be successful in negotiating a new agreement. We expect to purchase product from entrotech on a purchase order basis in the interim.
The loss of our relationship with entrotech, or any other supplier, could result in the delay of the manufacture and delivery of some of our automotive film products. For more information, see Part I, Item 1A—Risk Factors—A material disruption from our suppliers, or our inability to obtain a sufficient supply of product from alternate suppliers, could cause us to be unable to meet customer demands or increase our costs.
Government Regulation and Legislation
The manufacturing, packaging, storage, distribution, advertising and labeling of our products and our business operations all must comply with extensive federal, state and foreign laws and regulations and consumer protection laws. Governmental regulations also affect taxes and levies, capital markets, healthcare costs, energy usage, international trade, immigration and other labor issues, all of which may have a direct or indirect negative effect on our business and our customers’ and suppliers’ businesses. We are also required to comply with certain federal, state and local laws and regulations and industry self-regulatory codes concerning privacy and data security. These laws and regulations require us to provide customers with our policies on sharing information with third parties, and advance notice of any changes to these policies. Related laws may govern the manner in which we store or transfer sensitive information, or impose obligations on us in the event of a security breach or inadvertent disclosure of such information. International jurisdictions impose different, and sometimes more stringent, consumer and privacy protections.
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
Proposed or new legislation and regulations could also significantly affect our business. For example, the European General Data Protection Regulation, or “GDPR”, took effect in May 2018 and applies to all of our products and services used by people in Europe. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are different from those previously in place in the European Union. In addition, the GDPR requires submission of breach notifications to our designated European privacy regulator and includes significant penalties for non-compliance with the notification obligation as well as other requirements of the regulation. The California Consumer Privacy Act, or AB 375, created new data privacy rights for users, beginning in 2020. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.
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
Intellectual Property and Brand Protection
We own intellectual property rights, including numerous patents, copyrights and trademarks, that support key aspects of our brand and products. We believe these intellectual property rights, combined with our brand name and reputation, provide us with a competitive advantage. We protect our intellectual property rights in the United States and many international jurisdictions.
We aggressively pursue and defend our intellectual property rights to protect our distinctive brand and products. We have processes and procedures in place to identify and protect our intellectual property assets on a global basis. We utilize legal and brand protection resources to initiate claims and litigation to protect our intellectual property assets. In the future, we intend to continue to seek intellectual property protection for our products and enforce our rights against those who infringe on these valuable assets.

Human Capital Resources
On December 31, 2021, the Company employed approximately 709 people (full-time equivalents), with approximately 493 employed in the United States and 216 employed internationally. We believe that the ability to recruit, retain, develop, protect and fairly compensate our global workforce greatly contributes to the Company’s success.
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
Operational Risks
A material disruption from our suppliers, or our inability to obtain a sufficient supply of product from alternate suppliers, could cause us to be unable to meet customer demands or increase our costs.
If any of our sources of supply were to deteriorate or operations were to be disrupted as a result of disagreements with one or more of our suppliers, COVID-19, significant equipment failures, natural disasters, earthquakes, power outages, fires, explosions, terrorism, adverse weather conditions, labor disputes or other reasons, we may be unable to fill customer orders or otherwise meet customer demand for our products. Any such disruption or failure by us to obtain a sufficient supply of our products to satisfy customer demand could increase our costs and reduce our sales, either of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our suppliers have been subject to various supply chain disruptions. While these supply chain disruptions have not yet slowed the delivery of products, any such disruption could cause us to not be able to meet demand due to a lack of inventory and/or cause a significant increase in costs of raw materials and shipping costs. Our ability to produce and timely deliver our products may be materially impacted in the future if these supply chain disruptions continue or worsen. In addition, because of rising costs, we may be forced to increase the price of our products to our customers, or we may have to reduce our gross margins on the products that we sell.
Pursuant to the entrotech agreement between us and entrotech, we had engaged entrotech as a primary supplier for our automotive paint protection film products. During the year ended December 31, 2021, approximately 75% of our annual inventory purchases were purchased from entrotech.
On January 20, 2022, we gave notice to entrotech that the Company would not extend the term of the entrotech Agreement in its current form. Accordingly, the entrotech Agreement will terminate on March 21, 2022. The Company intends to enter into a new supply agreement with entrotech; however, we cannot assure you that we will be successful in entering into a new agreement. If we are unable to reach a new agreement with entrotech, we will not have a long-term supply agreement with entrotech, and entrotech could stop manufacturing products for us at any time. If entrotech unilaterally ceased supplying us, our operations would likely be impacted if the Company’s alternate suppliers were unable to meet demand.
We rely on one distributor of our products and services in China. The loss of this relationship, or a material disruption in sales by this distributor, could severely harm our business.
The Company distributes all of its products in China through one distributor, with sales to such distributor representing approximately 18% of our consolidated revenue for the year ended December 31, 2021. The China Distributor places orders with us on a prepaid basis at a price set by us, which we may change with 30 days’ notice. The China Distributor then generates orders, sells and distributes our products to its end customers in China.
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
Maintaining a strong position in the Chinese market is a key component of our global growth strategy. During the year ended December 31, 2021, approximately 18% of our consolidated revenue was generated in China, more than any other country outside of the U.S. in which we operate, and we expect to continue to expand our business in China. However, there are risks generally associated with doing business in China, including:
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
Trade policy
In 2018, the U.S. government took the stance that China was engaged in unfair trade practices, and instituted a series of tariffs and other trade barriers on China in response. Though the U.S. and China reached a phase one agreement in January 2020, tension persists between the two countries. Although the current U.S. administration has continued to enforce the phase one agreement, the future of U.S. and Chinese trade relations is uncertain. If the current agreement is abandoned, changed or violated by either party, we could be forced to increase the sales price of our products, reduce margins, or otherwise suffer from trade restrictions or changes in policy levied by the U.S. or Chinese governments, any of which may have a material adverse effect on our business.
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
We currently depend on the continued services and performance of our executive officers, Ryan L. Pape, our President and Chief Executive Officer, Barry R. Wood, our Senior Vice President and Chief Financial Officer and Mathieu Moreau, our Senior Vice President, Sales and Product, none of whom has an employment agreement. Loss of key personnel, including members of management as well as key product development, marketing, and sales personnel, could disrupt our operations and have an adverse effect on our business. As we continue to grow, we cannot guarantee that we will continue to attract the personnel we need to maintain our competitive position. As we grow, the incentives to attract, retain, and motivate employees may not be as effective as in the past. If we do not succeed in attracting, hiring, and integrating effective personnel, or retaining and motivating existing personnel, our business could be adversely affected.
The preparation of our financial statements will involve the use of estimates, judgments and assumptions, and our financial statements may be materially affected if such estimates, judgments and assumptions prove to be inaccurate.
Financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP” or “GAAP”) require the use of estimates, judgments and assumptions that affect the reported amounts. Different estimates, judgments and assumptions reasonably could be used that would have a material effect on the consolidated financial statements, and changes in these estimates, judgments and assumptions are likely to occur from period to period in the future. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to, determining the fair value of our assets and the timing and amount of cash flows from our assets. These estimates, judgments and assumptions are inherently uncertain and, if they prove to be wrong, we face the risk that charges to income will be required. Any such charges could significantly harm our business, financial condition, results of operations and the price of our securities. Estimates and assumptions are made on an ongoing basis for the following: revenue recognition, capitalization of software development costs, impairment of long-lived assets, inventory reserves, allowances for doubtful accounts, fair value for business combinations, and impairment of goodwill.
In the ordinary course of business, we continually evaluate our internal controls and make improvements as deemed necessary. During the fourth fiscal quarter, we identified and fully remediated a material weakness in our internal controls related to user access controls to our financial system as part of this process. We may identify further significant deficiencies and material weaknesses in our internal control over financial reporting for future fiscal years. The failure to remediate significant deficiencies and material weaknesses or to implement and maintain effective internal control over financial reporting in the future could adversely affect the accuracy and timeliness of our financial reporting and could result in material misstatements in our financial statements.
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. We continually evaluate our internal controls and make changes and improvements as necessary. During the fourth fiscal quarter, management identified a material weakness in our internal controls related to user access controls to our financial system. This material weakness was fully remediated as of December 31, 2021. There were no errors or misstatements in our financial statements resulting from this identified material weakness. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Any failure to maintain or implement new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses or significant deficiencies and could result in material misstatements in our financial statements. Furthermore, any failure in the effectiveness of our system of internal control over financial reporting could have a material adverse impact on our ability to report our financial results in an accurate and timely manner and, as a result, our investors, regulators, customers and other business partners may lose confidence in our business or our financial reports, and our access to capital markets may be adversely affected. Any of the foregoing effects could have a material adverse effect on the Company’s business, financial condition and operating cash flows.

Risks Related to Our Business and Industry
We are highly dependent on the automotive industry. A prolonged or material contraction in automotive sales and production volumes could adversely affect our business, results of operations and financial condition.
Automotive sales and production are cyclical and depend on, among other things, general economic conditions, consumer spending, vehicle demand and preferences (which can be affected by a number of factors, including fuel costs, employment levels and the availability of consumer financing). As the volume of automotive production and the mix of vehicles produced fluctuate, the demand for our products may also fluctuate. Prolonged or material contraction in automotive sales and production volumes, or significant changes in the mix of vehicles produced, could cause our customers to reduce purchases of our products and services, which could adversely affect our business, results of operations and financial condition.
Automobile manufacturers continue to experience a global semiconductor shortage which has affected production of vehicles and, in turn, the inventory of vehicles at new car dealerships. To the extent that this shortage persists, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Fluctuations in the cost and availability of raw materials, equipment, labor and transportation could cause manufacturing delays, increase our costs and/or impact our ability to meet customer demand.
The price and availability of key components used to manufacture our products may fluctuate significantly. Any fluctuations in the cost and availability of any of our products and/or any interruptions in the delivery of our products could harm our gross margins and our ability to meet customer demand. If we are unable to successfully mitigate these cost increases, supply interruptions and/or labor shortages, our results of operations could be affected.
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
As a result of the rapidly changing nature of the markets in which we compete, our quarterly and annual revenue and operating results may fluctuate from period to period. These fluctuations may be caused by a number of factors, many of which are beyond our control. For example, changes in industry or third-party specifications may alter our development timelines and consequently our ability to deliver and monetize new or updated products and services. Other factors that may cause fluctuations in our revenue and operating results include:
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
Generally, most vehicles in North America are sold through franchised new car dealerships. These dealerships have a strong profit motive and are historically very good at selling accessories and other products. Going forward, if the dealership model were to change in the form of fewer franchised dealerships, or the possibility of manufacturer owned distribution, the prospects in this channel may diminish. Manufacturer-owned sales of new cars might become harder to penetrate or more streamlined with fewer opportunities to sell accessories. This would make us more reliant on our independent installer, retail-oriented channel, which would require more internal efforts and financial resources to create consumer awareness.
If ride-sharing or alternate forms of vehicle ownership gain in popularity, our revenue could be impacted.
If ride-sharing or alternate forms of vehicle ownership including rental, ride-sharing, or peer-to-peer car sharing gain in popularity, consumers may own fewer vehicles per household, which would reduce our revenue. More vehicles entering a ride-sharing or car-sharing fleet could have an uncertain impact on our revenue as consumers could be less interested in accessorizing vehicles they own that are in the ride-sharing fleet.
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
The largest portion of our products are distributed through independent installers and new car dealerships. We do not have direct control over the management or the business of these independent installers and new car dealerships, except indirectly through terms as negotiated with us. Should the terms of doing business with them change, our business may be disrupted, which could have an adverse effect on our business, financial condition, results of operations and cash flows.
Because some of our independent installer and new car dealership customers also may offer our competitors’ products, our competitors may incent such customers to favor their products. We do not have long-term contracts with a majority of these independent installers and new car dealerships, and these customers are not obligated to purchase specified amounts of our products but instead buy from us on a purchase order basis. Consequently, the independent installers and new car dealerships may terminate their relationships with us or materially reduce their purchases of our products with little or no notice. If we were to lose any significant independent installers or new car dealerships, for any reason, including if an independent installer and new car dealership acquired or were acquired by a competitor such that they became a direct competitor, then we would need to obtain one or more new independent installers or new car dealerships to cover the particular location or product line, which may not be possible on favorable terms or at all.
We may not be able to identify, finance and complete suitable acquisitions and investments, and any completed acquisitions and investments could be unsuccessful or consume significant resources.
Our business strategy is expected to continue to include acquiring businesses and making investments that complement our existing business. We expect to analyze and evaluate the acquisition of strategic businesses or product lines with the potential to strengthen our industry position or enhance our existing set of product and service offerings. We may not be able to identify suitable acquisition candidates, obtain financing or have sufficient cash necessary for acquisitions or successfully complete acquisitions in the future. Acquisitions and investments may involve significant cash expenditures, debt issuance, equity issuance, operating losses and expenses. Acquisitions involve numerous other risks, including:
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
Our financial performance and operations are dependent on retaining our current customers and acquiring new customers. A number of factors could negatively affect our customer retention or acquisition. For example, potential customers may request products or services that we currently do not provide and may be unwilling to wait until we can develop or source such additional products or services.
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
Sales outside of the U.S. for the year ended December 31, 2021 accounted for approximately 48% of our consolidated revenue. Accordingly, our business is subject to the political, regulatory, economic and other risks that are inherent in operating in numerous countries. These risks include:
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
We have experienced rapid growth over the last several years and we believe we will continue to grow at a rapid pace. This growth has put significant demands on our processes, systems and personnel. We have made and we expect to make further investments in additional personnel, systems and internal control processes to help manage our growth. In addition, we have sought to, and may continue to seek to grow through strategic acquisitions. Our growth strategy may place significant demands on our management and our operational and financial infrastructure. Our ability to manage our growth effectively and to integrate new technologies and acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees. Growth could strain our ability to develop and improve our operational, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel, maintain our quality standards and maintain our customer satisfaction.
Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows or if we are unable to successfully manage and support our rapid growth and the challenges and difficulties associated with managing a larger, more complex business, this could cause a material adverse effect on our business, financial position, results of operations and cash flows, and the market value of our shares could also decline.
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
We sell our products under limited warranties. We have established a liability reserve under these warranties based on a review of historical warranty claims. Our liability reserve for warranties as of the year ended December 31, 2021 was $75,329. The warranty reserve may not be sufficient to cover the costs associated with future warranty claims. A significant increase in these costs could adversely affect the Company’s operating results for future periods in which these additional costs materialize. Warranty reserves may need to be adjusted from time to time in the future if actual warranty claim experience differs from estimates. Any of the foregoing matters could have a material adverse effect on the Company’s business, financial condition, operating cash flows and ability to make required debt payments.
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
We have significant operations in both the European Union and the United Kingdom. In the year ended December 31, 2021, our European Union (excluding the United Kingdom) and United Kingdom sales totaled $19,605,415 and $7,714,395, respectively. Expressed as a percentage of total consolidated revenue for the year ended December 31, 2021, these figures represented 7.6% and 3.0%, respectively. If modifications to existing terms of the agreement between the United Kingdom and the European Union were to occur, the changes could negatively impact our competitive position, supplier and customer relationships and financial performance.
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
Liquidity Risks
We may seek to incur substantially more indebtedness in the future.
Our business strategy may include incurring more indebtedness in the future. We recently increased the amount of our revolving credit facility to $75.0 million, of which $25.0 million was outstanding as of December 31, 2021. Our degree of leverage could have important consequences for the holders of our Common Stock, including increasing our vulnerability to general economic and industry conditions; requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities; restricting us from making strategic acquisitions or causing us to make non-strategic divestitures, limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged. Any of the above consequences could result in a material adverse effect on our business, financial condition and results of operations.
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
As of February 28, 2022, we had 27,612,597 shares of Common Stock outstanding of which 6,452,587 shares were held by affiliates. All of the shares of Common Stock held by affiliates are restricted or control securities under Rule 144 promulgated under the Securities Act of 1933 as amended (the “Securities Act”). Sales of shares of Common Stock under Rule 144 or another exemption under the Securities Act or pursuant to a registration statement could have a material adverse effect on the price of our Common Stock and could impair our ability to raise additional capital through the sale of equity securities. Furthermore, all Common Stock beneficially owned by persons who are not our affiliates and have beneficially owned such shares for at least one year may be sold at any time by these existing stockholders in accordance with Rule 144 of the Securities Act. However, there can be no assurance that any of these existing stockholders will sell any or all of their Common Stock and there may be a lack of supply of, or demand for, our Common Stock on The Nasdaq Stock Market. In the case of a lack of supply of our Common Stock offered in the market, the trading price of our Common Stock may rise to an unsustainable level, particularly in instances where institutional investors may be discouraged from purchasing our Common Stock because they are unable to purchase a block of our Common Stock in the open market due to a potential unwillingness of our existing stockholders to sell the amount of Common Stock at the price offered by such investors and the greater influence individual investors have in setting the trading price. In the case of a lack of market demand for our Common Stock, the trading price of our Common Stock could decline significantly and rapidly after our listing.
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
Our directors and executive officers, together with their affiliates and related persons, beneficially owned, in the aggregate, approximately 23.4% of our outstanding Common Stock as of February 28,

2022. These stockholders have the ability to substantially control our operations and direct our policies including the outcome of matters submitted to our stockholders for approval, such as the election of directors and any acquisition or merger, consolidation or sale of all or substantially all of our assets.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal office is located in leased premises in San Antonio, Texas. Our operations are conducted in facilities throughout North America, Europe and Asia. These facilities house production,

distribution and operations, as well as installation services, sales and marketing, and administrative functions. A description of our principal facilities as of December 31, 2021 is set forth in the chart below.

Location	Leased or Owned	Square Footage	Facility Activity
Headquarters:
San Antonio, Texas	Leased	16,651	Admin functions
Other Properties:
Austin, Texas	Leased	8,522	Sales/Installation
Bloomington, Illinois	Leased	20,000	Sales/Installation
Boise, Idaho	Leased	4,986	Sales/Installation
Charlotte, North Carolina	Leased	13,950	Warehouse/Training
Dallas, Texas	Leased	4,875	Sales/Installation
Fullerton, California	Leased	14,121	Warehouse
Houston, Texas	Leased	7,780	Sales/Installation
Las Vegas, Nevada	Leased	6,864	Sales/Installation
San Antonio, Texas	Leased	48,770	Warehouse
San Antonio, Texas	Leased	8,882	Sales/Installation/Admin
San Antonio, Texas	Leased	115,825	Warehouse/Production
Scottsdale, Arizona	Leased	8,529	Admin Functions
Brossard , Quebec, Canada	Leased	4,658	Sales/Installation
Calgary, Alberta, Canada	Leased	5,680	Warehouse/Sales/Training
Calgary, Alberta, Canada	Leased	5,000	Warehouse
Calgary, Alberta, Canada	Leased	3,498	Sales/Installation
Calgary, Alberta, Canada	Leased	3,328	Admin functions
Laval, Quebec, Canada	Leased	6,342	Sales/Installation
Mississauga, Ontario, Canada	Leased	2,870	Warehouse/Sales
Terrebonne, Quebec, Canada	Leased	12,440	Warehouse/Sales/Training
Guadalajara, Jalisco, Mexico	Leased	13,659	Warehouse/Sales/Training
Biggleswade, Bedfordshire, United Kingdom	Leased	11,335	Warehouse/Install/Training
Shrewsbury, Shropshire, United Kingdom	Leased	3,500	Sales
Stuttgart, Germany	Leased	57,015	Sales/Installation
Tilburg, The Netherlands	Leased	21,528	Warehouse/Sales/Training
Yilan City, Yilan County, Taiwan	Leased	6,381	Warehouse/Sales
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
Holders
As of February 28, 2022, there were 16 stockholders of record.
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
The following data and graph show a comparison of the cumulative total stockholder return for XPEL’s common stock, the Russell 2000 Index and the S&P 500 Index from July 19, 2019 (the date our Common Stock began trading on the Nasdaq Stock Market) through December 31, 2021. The data assumes a hypothetical investment of $100 on July 19, 2019 in our common stock and each of the indices, and reinvestment of any dividends. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.
We have chosen to use the Russell 2000 Index rather than an industry or line-business index because we do not believe our company is comparable to companies in a particular industry or line-of-business such as after-market automotive product companies and we have not used a peer group of companies because our major competitors are either much larger than we are and their competitive products constitute small lines of business for these companies or other competitors are private companies.

Purchases of Equity Securities
In the year ended December 31, 2021 we did not repurchase any shares of our Common Stock.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
Set forth below is summary financial information for the years ended December 31, 2021, 2020, and 2019. This information is not necessarily indicative of results of future operations, and should be read in conjunction with Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report to fully understand factors that may affect the comparability of the information presented below.

	Year Ended December 31,						% Change
	2021	% of Total Revenue	2020	% of Total Revenue	2019	% of Total Revenue	2021 vs 2020	2020 vs 2019
Total revenue	$259,263,077	100.0%	$158,924,448	100.0%	$129,932,881	100.0%	63.1%	22.3%
Total cost of sales	166,586,090	64.3%	104,899,439	66.0%	86,426,622	66.5%	58.8%	21.4%
Gross margin	92,676,987	35.7%	54,025,009	34.0%	43,506,259	33.5%	71.5%	24.2%
Total operating expenses	52,561,368	20.3%	30,655,077	19.3%	26,418,912	20.3%	71.5%	16.0%
Operating income	40,115,619	15.5%	23,369,932	14.7%	17,087,347	13.2%	71.7%	36.8%
Other expenses	675,648	0.3%	565,573	0.4%	136,919	0.1%	19.5%	313.1%
Income tax	7,873,109	3.0%	4,522,668	2.8%	2,955,356	2.3%	74.1%	53.0%
Net income	$31,566,862	12.2%	$18,281,691	11.5%	$13,995,072	10.8%	72.7%	30.6%

Company Overview
The Company is a leading provider of protective films and coatings, including automotive paint protection film, surface protection film, automotive and commercial/residential window films, and ceramic coatings. With a global footprint, a network of trained installers and proprietary DAP software. The Company is dedicated to exceeding customer expectations by providing high-quality products, leading customer service, expert technical support and world-class training.
Trends and Uncertainties
During 2021, we continued to see strong recovery from the initial impacts of COVID-19. Revenue continued to increase markedly in all major geographic areas. Despite recent positive trends, the long-term effects of the pandemic on our financial results in future periods could still be significant and cannot be reasonably estimated due to the volatility, uncertainty and economic disruption caused by the pandemic. See the risk factor “The COVID-19 pandemic could materially adversely affect our financial condition and results of operations” included in Part I, Item 1A “Risk Factors” in this Annual Report for further discussion of the potential impact of the COVID-19 pandemic on our business, results of operations and financial condition.
As we look ahead, we are unable to determine or predict the continuing impact that the COVID-19 pandemic will have on our customers, vendors and suppliers or our business, results of operations or financial condition. Despite the gradual reduction of restrictions related to the COVID-19 pandemic and the apparent recovery of our operations, significant uncertainty still exists concerning the overall magnitude of the impact and the duration of the COVID-19 pandemic. Additionally, automotive sales and production are highly cyclical, and the cyclical nature of the industry could be, and has been, compounded by the pandemic. As demand for automotive products fluctuates or decreased, the demand for our products may also fluctuate or decrease. Automotive manufacturers have experienced a global semiconductor shortage which has affected production of vehicles and, in turn, available inventory at dealerships. As long as this shortage persists, it could have a material adverse effect on our business, financial condition and results of operations. Please refer to risk factor ‘We are highly dependent on the automotive industry. A prolonged or material contraction in automotive sales and production volumes could adversely affect our business, results of operations and financial condition” in this Annual Report for additional consideration of the cyclical nature of the automotive industry. We will continue to closely monitor updates regarding the continuing impact of COVID-19 and automotive sales and adjust our operations according to guidelines form local, state and federal officials. In light of the foregoing, we may take actions that alter our business operations or that we determine are in the best interest of our employees, customers, suppliers and stockholders.
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
The following table is a reconciliation of Net income to EBITDA for the years ended December 31,

	2021	% of Total Revenue	2020	% of Total Revenue	2019	% of Total Revenue
Net Income	$31,566,862	12.2%	$18,281,691	11.5%	$13,995,072	10.8%
Interest	302,674	0.1%	249,480	0.2%	96,646	0.1%
Taxes	7,873,109	3.0%	4,522,668	2.8%	2,955,356	2.3%
Depreciation	1,887,048	0.7%	1,274,095	0.8%	915,918	0.7%
Amortization	2,500,620	1.0%	955,937	0.6%	781,105	0.5%
EBITDA	$44,130,313	17.0%	$25,283,871	15.9%	$18,744,097	14.4%

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

Results of Operations
This section of this Annual Report on Form 10-K generally discusses the years ended December 31, 2021 and 2020 and year-over-year comparisons between those years. Discussions of the periods prior to the year ended December 31, 2020 that are not included in this Annual Report on Form 10-K are found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 and the discussion therein for the year ended December 31, 2020 compared to the year ended December 31, 2019 is incorporated by reference into this Annual Report.
The following tables summarize revenue results for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,			% Change		% of Total Revenue
	2021	2020	2019	2021 vs 2020	2020 vs 2019	2021	2020	2019
Product Revenue
Paint protection film	$169,879,447	$110,786,164	$97,341,865	53.3%	13.8%	65.5%	69.7%	74.9%
Window film	38,363,432	20,950,591	11,384,437	83.1%	84.0%	14.8%	13.2%	8.8%
Other	9,039,652	4,525,312	3,478,437	99.8%	30.1%	3.5%	2.8%	2.7%
Total	$217,282,531	$136,262,067	$112,204,739	59.5%	21.4%	83.8%	85.7%	86.4%

Service Revenue
Software	$4,373,083	$3,489,348	$3,263,391	25.3%	6.9%	1.7%	2.2%	2.5%
Cutbank credits	12,371,991	7,784,554	7,253,610	58.9%	7.3%	4.8%	4.9%	5.6%
Installation labor	24,252,774	10,925,525	6,620,527	122.0%	65.0%	9.4%	6.9%	5.1%
Training	982,698	462,954	590,614	112.3%	(21.6)%	0.3%	0.3%	0.4%
Total	$41,980,546	$22,662,381	$17,728,142	85.2%	27.8%	16.2%	14.3%	13.6%

Total	$259,263,077	$158,924,448	$129,932,881	63.1%	22.3%	100.0%	100.0%	100.0%
Because many of our international customers require us to ship their orders to freight forwarders located in the United States, we cannot be certain about the ultimate destination of the product. The following table represents our estimate of sales by geographic regions based on our understanding of ultimate product destination based on customer interactions, customer locations and other factors for the years ended December 31, 2021 and 2020:

	Year Ended December 31,		%	% of Total Revenue
	2021	2020	Increase	2021	2020
United States	$133,456,859	$75,078,562	77.8%	51.5%	47.2%
China	46,305,121	32,807,976	41.1%	17.9%	20.6%
Canada	30,540,429	20,524,371	48.8%	11.8%	12.9%
Continental Europe	19,605,415	12,772,441	53.5%	7.6%	8.0%
Middle East/Africa	9,735,838	5,167,595	88.4%	3.8%	3.3%
United Kingdom	7,714,395	4,716,531	63.6%	3.0%	3.0%
Asia Pacific	7,706,344	5,262,733	46.4%	2.9%	3.3%
Latin America	3,787,555	2,274,341	66.5%	1.4%	1.4%
Other	411,121	319,898	28.5%	0.1%	0.3%
Total	$259,263,077	$158,924,448	63.1%	100.0%	100.0%

Revenue
Product Revenue. Product revenue increased 59.5% during the year ended December 31, 2021 as compared to 2020 and represented 83.8% of our consolidated annual 2021 revenue. Within this category, revenue from our paint protection film product line increased 53.3% as compared to 2020 and represented 65.5% of total revenue for the year ended December 31, 2021. This growth was due mainly to increases in demand for our film products across multiple regions. This increase in demand was driven by both an increase in the number of customers and increased revenue from our existing customers. Our paint protection film products experienced strong growth throughout the year in virtually all operating regions.
Revenue from our window film product line grew 83.1% in the year ended December 31, 2021 and represented 14.8% of our consolidated annual 2021 revenue. This increase was due mainly to increases in demand resulting from continuing channel focus and increased product adoption among our customer base.
Geographically, we experienced growth in all of our regions during the year. The US and Canadian markets are our most mature markets. Our continued strong growth in these markets is being driven primarily by increased paint protection film attachment rates. Outside of these more mature markets, our continued strong growth was driven by increased product awareness and adoption.
Service revenue. Service revenue consists of revenue from fees for DAP software access, cutbank credit revenue, which represents per-cut fees sold for pattern access or the value of pattern access provided with eligible product revenue, revenue from the labor portion of installation sales in our Company-owned installation centers as well as from our newly acquired PermaPlate Films and TintNet businesses and revenue from training services provided to our customers. During 2021, service revenue grew 85.2% over service revenue for the year ended December 31, 2020.
Within the service revenue category, software revenue increased 25.3% from the year ended December 31, 2020. This increase was due primarily to increases in customers subscribing to our software. Cutbank credit revenue grew 58.9% from the year ended December 31, 2020. This increase was due primarily to the aforementioned increases in demand for our products and services. Installation labor revenue increased 122.0% from the year ended December 31, 2020, due mainly to strong demand in our company-owned installation facilities and our newly acquired PermaPlate Films and TintNet businesses. Training revenue increased 112.3% from the year ended December 31, 2020. This increase was due primarily to heavily restricted training hours and classes in the year ended December 31, 2020 as a result of the COVID-19 pandemic.
Total installation revenue (labor and product combined) at our Company-owned installation centers for the year ended December 31, 2021 increased 122.0% over the year ended December 31, 2020. Excluding the impact from our 2021 acquisitions, total installation revenue grew 36.4%. Adjusted product revenue, which combines the cutbank credit revenue service component with product revenue, increased by 59.4% from the year ended December 31, 2020 due mainly to the same factors described previously.
Cost of Sales
Cost of sales consists of product costs and the costs to provide our services. Product costs consist of material costs, personnel costs related to warehouse personnel, shipping costs, warranty costs and other related costs to provide products to our customers. Cost of service includes the labor costs associated with installation of product in our Company-owned facilities, the labor cost associated with our new acquisitions, costs of labor associated with pattern design for our cutting software and the costs incurred to provide training for our customers. Product costs in the year ended December 31, 2021 increased 53.6% over the year ended December 31, 2020 commensurate with the growth in product revenue. Cost of service revenue grew 139.2% during the year ended December 31, 2021. The increase was due primarily to increased labor costs commensurate with increased installation revenue in our company-owned facilities, increased labor cost associated with our 2021 acquisitions and increased labor costs related to headcount growth required in our production facility to meet increased demand.

Gross Margin
The following table summarizes gross margin for product and services for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,			% Change		% of Category Revenue
	2021	2020	2019	2021 vs 2020	2020 vs 2019	2021	2020	2019
Product	$65,996,899	$37,759,788	$29,896,483	74.8%	26.3%	30.4%	27.7%	26.6%
Service	26,680,088	16,265,221	13,609,776	64.0%	19.5%	63.6%	71.8%	76.8%
Total	$92,676,987	$54,025,009	$43,506,259	71.5%	24.2%	35.7%	34.0%	33.5%
Product gross margin for the year ended December 31, 2021 increased approximately $28.2 million, or 74.8%, over the year ended December 31, 2020 and represented 30.4% and 27.7% of total product revenue for the years ended December 31, 2021 and 2020, respectively. The increase in product gross margin percentages was primarily due to a lower percentage of sales to lower margin distributors (primarily our China Distributor), favorable changes in product mix and improvements in product costs and operating leverage.
Service gross margin increased approximately $10.4 million for the year ended December 31, 2021, and represented 63.6% and 71.8% of total service revenue for the years ended December 31, 2021 and 2020, respectively. This decrease in service gross margin percentage for was primarily due to an approximate $3.8 million impact from low new car dealership inventories that impacted our on-site business.
Operating Expenses
Sales and marketing expenses for the year ended December 31, 2021 increased 87.5% compared to 2020. These expenses represented 7.0% and 6.1% of consolidated revenue for the years ended December 31, 2021 and 2020, respectively. This increase was primarily attributable to increases in sales and marketing staff and other marketing related expenses incurred to support the ongoing growth of the business including the return to event related activities that were suspended in 2020 due to the pandemic.
General and administrative expenses grew approximately $13.4 million, or 64.0%, during the year ended December 31, 2021. These costs represented 13.2% and 13.2% of total consolidated revenue for the years ended December 31, 2021 and 2020, respectively. The increase was due mainly to increases in personnel, occupancy costs and information technology costs to support the ongoing growth of the business and acquisition related expenses including increased amortization associated with intangible assets acquired during 2021.
Other Expense
Other expense consists of interest expense and foreign currency gain/loss. Interest expense increased during the year in conjunction with increased borrowings on the Company’s credit facility. Foreign currency exchange loss increased during the year due to foreign currency fluctuations in response to various uncertainties in the macroeconomic environment.
Income Tax Expense
Income tax expense for the year ended December 31, 2021 grew 74.1% to $7.87 million. Our effective income tax rates for the years ended December 31, 2021 and 2020 were 20.0% and 19.8%, respectively. The increase in our effective rate was primarily due to an increase in our state effective rate. See Note 14 of the Notes to our Consolidated Financial Statements for further information.

Net Income
Net income for the year ended December 31, 2021 increased by 72.7% to $31.6 million compared to the prior year due primarily to continued strong revenue growth and improved margins.

Liquidity and Capital Resources
The primary source of liquidity for our business is cash and cash equivalents and cash flows provided by operations. As of December 31, 2021, we had cash and cash equivalents of $9.6 million. For the year ended December 31, 2021, cash flows provided by operations were $18.3 million. We expect to continue to have sufficient access to cash to support working capital needs, capital expenditures (including acquisitions), and to pay interest and service debt. We believe we have the ability and sufficient resources to meet these cash requirements by using available cash, internally generated funds and borrowing under committed credit facilities. We are focused on continuing to generate positive operating cash to fund our operational and capital investment initiatives. We believe we have sufficient liquidity to operate for at least the next 12 months from the date of filing this Annual Report.
Operating activities. Cash flows provided by operations totaled approximately $18.3 million for the year ended December 31, 2021, compared to $18.5 million for the year ended December 31, 2020. The decrease in operating cash flows for the year ended December 31, 2021 was driven primarily by inventory purchases and other changes in working capital. Use of funds in those areas was significantly offset by increases in operating earnings.
Investing activities. Cash flows used in investing activities totaled approximately $56.8 million during the year ended December 31, 2021 compared to cash used of $4.7 million the year ended December 31, 2020. This increase in cash used was due mainly to increased cash outflows pursuant to several acquisitions completed during 2021 as the Company continues investing to support its ongoing growth. See Note 3, Acquisitions of Businesses, of the Notes to our Consolidated Financial Statements for further information with regard to our 2021 acquisitions.
Financing activities. Cash flows provided by financing activities during the year ended December 31, 2021 totaled approximately $19.2 million compared to cash outflows of $4.7 million in the prior year. This increase was due primarily to increases in net borrowings on our credit facilities. Debt obligations, including balances outstanding on committed credit facilities, as of December 31, 2021 and December 31, 2020 totaled approximately $25.5 million and $6.1 million, respectively.
Future liquidity and capital resource requirements
We expect to fund ongoing operating expenses, capital expenditures, acquisitions, interest payments, tax payments, credit facility maturities, future lease obligations, and payments for other long-term liabilities with cash flow from operations. In the short-term, we are contractually obligated to make lease payments, purchase paint protection film for a minimum of $5,000,000, and make payments on unsecured non-interest bearing promissory notes payable and contingent liabilities related to certain completed acquisitions. In the long-term, we are contractually obligated to make lease payments and for the above referenced unsecured non-interest bearing promissory notes payable and contingent liabilities, and for repayment of borrowings on our line of credit. We believe that we have sufficient cash and cash equivalents, as well as borrowing capacity, to cover our estimated short-term and long-term funding needs.
Credit Facilities
As of December 31, 2021, we had a $75 million revolving line of credit agreement with Texas Partners Bank (which does business as the Bank of San Antonio) and a CAD $4.5 million revolving credit facility maintained through HSBC Bank Canada. The Texas Partners Bank facility was established on May 21, 2021 and amended on December 29, 2021 to increase the capacity on the line of credit from its old limit of $57 million to its current $75 million limit. This facility replaced an $8.5 million revolving facility and a $6 million term loan facility through that lender. The outstanding balances on the prior loan agreements were fully repaid by the Company and the agreements were terminated when we entered into the new facility. The facility is utilized to fund our working capital needs and other strategic initiatives and is secured by a security interest in substantially all of our current and future assets. Borrowings under the credit agreement bear interest on borrowed amounts at the Wall Street Journal U.S. Prime Rate less 0.75% per annum if the Company's EBITDA ratio (as defined in the facility) is equal to or less than 2.00 to 1.00 or the Wall Street Journal U.S. Prime rate less 0.25% if the Company's EBITDA ratio is greater than 2.00 to 1.00. The interest rate for this credit facility as of December 31, 2021 was 2.50%. The Company paid interest charges on borrowings under this facility of $154,549 during the year ended December 31, 2021. As of December 31, 2021, the Company had borrowed $25 million under this line of credit. This facility matures on July 5, 2024.
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
XPEL Canada Corp., a wholly-owned subsidiary of XPEL, Inc., also has a CAD $4.5 million revolving credit facility through HSBC Bank Canada. This facility is utilized to fund our working capital needs in Canada. This facility bears interest at HSBC Canada Bank’s prime rate plus 0.25% per annum and is guaranteed by the parent company. As of December 31, 2021 and December 31, 2020, no balance was outstanding on this facility.
Critical Accounting Estimates
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
Certain of the most critical estimates that require significant judgment are as follows:
Business Combinations
The accounting for a business combination requires the excess of the purchase price for the acquisition over the net book value of assets acquired to be allocated to the identifiable assets of the acquired entity. Any unallocated portion is recognized as goodwill. We engaged an independent third-party valuation specialist to assist with the fair value allocation of the purchase price paid for our various acquisitions to intangible assets. This required the use of several estimates and assumptions including the customer attrition rate, forecasted cash flows attributable to existing customers, the discount rate for the customer relationship intangible asset and future royalties, contributory asset charges, and forecasted revenue growth rates. Although we believe the assumptions and estimates made were reasonable and appropriate, these estimates require judgment and are based in part on historical experience and information obtained from the management of the acquired entities.
Inventory Valuation
Inventories are stated at the lower of cost or net realizable value. Cost is determined on a weighted average cost basis. We record inventory write-downs for excess or obsolete inventories based on assumptions about historical demand calculations, forecasted usage, estimated customer requirements and product line updates. These assumptions are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future.
Income Taxes
We are subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Tax laws, regulations , administrative practices, principles and interpretations in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain.
Our effective tax rates could be affected by numerous factors, such as changes in our business operations, acquisitions, investments, entry into new businesses and geographies, intercompany transactions, the relative amount of our foreign earnings, including earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, losses incurred in jurisdictions for which we are not able to realize related tax benefits, the applicability of special tax regimes, changes in foreign currency exchange rates, changes in our stock price, changes to our forecasts of income and loss and the mix of jurisdictions to which they relate, changes in our deferred tax assets and liabilities and their valuation, changes in the laws, regulations, administrative practices, principles, and interpretations related to tax, including changes to the global tax framework, competition, and other laws and accounting rules in various jurisdictions. In addition, a number of countries have enacted or are actively pursuing changes to their tax laws applicable to corporate multinationals.
Recently Adopted Accounting Pronouncements and Accounting Pronouncements Net Yet Adopted
Refer to Note 1 to the Consolidated Financial Statements for discussion of recently adopted accounting standards and accounting standards not yet adopted.

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
Borrowings under our revolving line of credit, subject us to market risk resulting from changes in interest rates related to our floating rate bank credit facilities. If we were to make such borrowings, a hypothetical 100 basis point increase in variable interest rates may result in a material impact to our financial statements. We do not currently have any derivative contracts to hedge our exposure to interest rate risk. During each of the periods presented, we have not experienced a significant effect on our business due to changes in interest rates.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of XPEL, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of XPEL, Inc. and subsidiaries (the "Company") as of December 31, 2021, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows, for the year ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Acquisitions of Businesses — Intangible Assets — Refer to Notes 1 and 3 to the consolidated financial statements
Critical Audit Matter Description
On May 25, 2021, the Company acquired PermaPlate Film LLC, a window film distribution and installation business, for approximately $30.0 million.
On October 1, 2021, the Company acquired Shadow Shield, a paint protection film and window film distribution business, Shadow Tint, a paint protection film and window film installation business, and North 1 Technologies, a pattern developer, for approximately $7.2 million.
On October 1, 2021, the Company acquired One Armor, Inc., a paint protection film and window film installation business, and TintNet Inc., a window film installation business, for approximately $13.0 million.
On November 1, 2021, the Company acquired invisiFRAME, Ltd., a bicycle paint protection film pattern designer and retailer, for approximately $7.4 million.
The purchase price for each acquisition was allocated to the identifiable assets acquired and liabilities and contingent liabilities assumed based on their respective fair values, including customer relationships totaling $26.3 million. The fair value determination of the customer relationships required management to make significant estimates and assumptions related to the customer attrition rates, discount rates, and contributory asset charges.
We identified the valuation of the customer relationships as a critical audit matter because of the significant estimates and assumptions management makes related to the customer attrition rates, discount rates, and contributory asset charges. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation of the customer relationships, including management’s selection of the customer attrition rates, discount rates, and contributory asset charges, included the following, among others:
•We tested the operating effectiveness of internal controls over the valuation of the customer relationships, including management’s controls over the valuation methodology, determination of the customer attrition rates, discount rates, and contributory asset charges.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology, customer attrition rates, discount rates, and contributory asset charges by:
◦Testing the source information underlying the determination of the customer attrition rates, discount rates, and contributory asset charges and testing the mathematical accuracy of the calculations.
◦Developing a range of independent estimates of the discount rates and comparing those to the discount rates selected by management.

/s/ Deloitte and Touche LLP
Austin, Texas
February 28, 2022
We have served as the Company's auditor since 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the board of directors of XPEL, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of XPEL, Inc. (the "Company") as of December 31, 2020, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Baker Tilly US, LLP
We served as the Company's auditor from 2018 to 2021.
Minneapolis, Minnesota
March 11, 2021

XPEL, Inc.
Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
Assets
Current
Cash and cash equivalents	$9,644,248	$29,027,124
Accounts receivable, net	13,159,036	9,944,213
Inventory, net	51,936,164	22,364,126
Prepaid expenses and other current assets	3,671,657	1,441,749
Income tax receivable	617,141	—
Total current assets	79,028,246	62,777,212
Property and equipment, net	9,898,126	4,706,248
Right-of-use lease assets	12,909,607	5,973,702
Intangible assets, net	32,732,771	5,423,980
Other non-current assets	790,339	486,472
Goodwill	25,655,428	4,472,217
Total assets	$161,014,517	$83,839,831
Liabilities
Current
Current portion of notes payable	$375,413	$2,568,172
Current portion of lease liabilities	2,977,794	1,650,749
Accounts payable and accrued liabilities	32,914,615	16,797,462
Income tax payable	—	183,961
Total current liabilities	36,267,822	21,200,344
Deferred tax liability, net	2,748,283	627,806
Other long-term liabilities	2,630,486	729,408
Borrowings on line of credit	25,000,000	—
Non-current portion of lease liabilities	9,830,128	4,331,214
Non-current portion of notes payable	75,717	3,568,191
Total liabilities	76,552,436	30,456,963
Commitments and Contingencies (Note 15)
Stockholders’ equity
Preferred stock, $0.001 par value; authorized 10,000,000; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,612,597 issued and outstanding	27,613	27,613
Additional paid-in-capital	10,581,483	10,412,471
Accumulated other comprehensive (loss) income	(590,446)	66,215
Retained earnings	74,443,431	42,876,569
Total stockholders’ equity	84,462,081	53,382,868
Total liabilities and stockholders’ equity	$161,014,517	$83,839,831
See notes to consolidated financial statements.

XPEL, Inc.
Consolidated Statements of Income

	Year Ended December 31,
	2021	2020	2019
Revenue
Product revenue	$217,282,531	$136,262,067	$112,204,739
Service revenue	41,980,546	22,662,381	17,728,142
Total revenue	259,263,077	158,924,448	129,932,881

Cost of Sales
Cost of product sales	151,285,632	98,502,279	82,308,256
Cost of service	15,300,458	6,397,160	4,118,366
Total cost of sales	166,586,090	104,899,439	86,426,622
Gross Margin	92,676,987	54,025,009	43,506,259

Operating Expenses
Sales and marketing	18,273,197	9,748,292	7,584,377
General and administrative	34,288,171	20,906,785	18,834,535
Total operating expenses	52,561,368	30,655,077	26,418,912

Operating Income	40,115,619	23,369,932	17,087,347

Interest expense	302,674	249,480	96,646
Foreign currency exchange loss	372,974	316,093	40,273

Income before income taxes	39,439,971	22,804,359	16,950,428
Income tax expense	7,873,109	4,522,668	2,955,356
Net income	31,566,862	18,281,691	13,995,072
Income attributed to non-controlling interest	—	—	17,447
Net income attributable to stockholders of the Company	$31,566,862	$18,281,691	$13,977,625

Earnings per share attributable stockholders of the Company
Basic	$1.14	$0.66	$0.51
Diluted	$1.14	$0.66	$0.51
Weighted Average Number of Common Shares
Basic	27,612,597	27,612,597	27,612,597
Diluted	27,612,729	27,612,597	27,612,597

See notes to consolidated financial statements.

XPEL, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2021	2020	2019
Other comprehensive income
Net income	$31,566,862	$18,281,691	$13,995,072
Foreign currency translation	(656,661)	970,446	285,193
Total comprehensive income	30,910,201	19,252,137	14,280,265
Total comprehensive income attributable to:
Stockholders of the Company	30,910,201	19,256,670	14,258,916
Non-controlling interest	—	(4,533)	21,349
Total comprehensive income	$30,910,201	$19,252,137	$14,280,265

See notes to consolidated financial statements.

XPEL, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Income) Loss	Equity attributable to Stockholders of the Company	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2018	27,612,597	$27,613	$11,348,163	$10,617,253	$(1,190,055)	$20,802,974	$(190,029)	$20,612,945
Net income	—	—	—	13,977,625	—	13,977,625	17,447	13,995,072
Foreign currency translation	—	—	—	—	281,291	281,291	3,902	285,193
Balance as of December 31, 2019	27,612,597	$27,613	$11,348,163	$24,594,878	$(908,764)	$35,061,890	$(168,680)	$34,893,210
Net income	—	—	—	18,281,691	—	18,281,691	—	18,281,691
Foreign currency translation	—	—	—	—	974,979	974,979	(4,533)	970,446
Purchase of minority interest	—	—	(935,692)	—	—	(935,692)	173,213	(762,479)
Balance as of December 31, 2020	27,612,597	$27,613	$10,412,471	$42,876,569	$66,215	$53,382,868	$—	$53,382,868
Net income	—	—	—	31,566,862	—	31,566,862	—	31,566,862
Foreign currency translation	—	—	—	—	(656,661)	(656,661)	—	(656,661)
Stock-based compensation	—	—	169,012	—		169,012	—	169,012
Balance as of December 31, 2021	27,612,597	$27,613	$10,581,483	$74,443,431	$(590,446)	$84,462,081	$—	$84,462,081

See notes to consolidated financial statements.
                                        51

XPEL, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$31,566,862	$18,281,691	$13,995,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	1,887,048	1,274,095	915,918
Amortization of intangible assets	2,500,620	955,937	781,105
Impairment expense	—	—	66,364
Gain on sale of property and equipment	(36,344)	(3,198)	(11,298)
Stock compensation	169,012	—	—
Bad debt expense	302,164	113,771	242,091
Deferred income tax	1,011,275	(273,299)	117,328
Accretion on notes payable	24,619	64,982	61,316

Changes in assets and liabilities:
Accounts receivable	(431,582)	(2,431,292)	(1,773,371)
Inventory, net	(26,939,002)	(6,758,855)	(4,251,134)
Prepaid expenses and other current assets	(2,172,793)	948,666	(1,653,420)
Income tax receivable or payable	(765,613)	376,336	(1,434,052)
Other assets	(870,704)	(442,188)	32,576
Accounts payable and accrued liabilities	12,022,112	6,359,365	3,877,024
Net cash provided by operating activities	18,267,674	18,466,011	10,965,519
Cash flows used in investing activities
Purchase of property, plant and equipment	(6,725,017)	(1,781,464)	(1,569,823)
Proceeds from sale of property and equipment	66,053	60,806	68,457
Acquisitions, net of cash acquired, payment holdbacks, and notes payable	(49,184,666)	(2,568,538)	(127,623)
Development or purchase of intangible assets	(963,912)	(374,358)	(674,581)
Net cash used in investing activities	(56,807,542)	(4,663,554)	(2,303,570)
Cash flows from financing activities
Net borrowings on revolving credit agreements	25,000,000	—	—
Payments on term-loan	(5,064,376)	—	—
Borrowing on term-loan	—	6,000,000	—
Repayments of notes payable	(694,597)	(1,704,118)	(1,143,240)
Purchase of minority interest	—	(784,653)	—
Net cash provided by (used in) financing activities	19,241,027	3,511,229	(1,143,240)
Net change in cash and cash equivalents	(19,298,841)	17,313,686	7,518,709
Foreign exchange impact on cash and cash equivalents	(84,035)	212,465	11,038
(Decrease) Increase in cash and cash equivalents during the period	(19,382,876)	17,526,151	7,529,747
Cash and cash equivalents at beginning of year	29,027,124	11,500,973	3,971,226
Cash and cash equivalents at end of year	$9,644,248	$29,027,124	$11,500,973

Supplemental schedule of non-cash activities
Notes payable issued for acquisitions	$—	$893,314	$—
Contingent consideration	$2,576,005	$541,000	$—
Non-cash lease financing	$9,429,523	$—	$—

Supplemental cash flow information
Cash paid for income taxes	$7,762,342	$4,461,256	$4,079,962
Cash paid for interest	$210,242	$178,385	$17,850
See notes to consolidated financial statements.

XPEL, Inc.
Notes to Consolidated Financial Statements

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
The functional currency for the Company is the United States dollar. The assets and liabilities of each of its foreign subsidiaries are translated into U.S dollars using the exchange rate at the end of the balance sheet date. Revenues and expenses are translated at the average exchange rates for the period. Gains and losses from translations are recognized in foreign currency translation included in accumulated other comprehensive (loss) income in the accompanying consolidated balance sheets. The ownership percentages and functional currencies of the entities included in these consolidated financial statements are as follows:

Subsidiaries	Functional Currency	% Owned by XPEL, Inc.
XPEL, Ltd.	UK Pound Sterling	100%
XPEL Canada Corp.	Canadian Dollar	100%
XPEL B.V.	Euro	100%
XPEL Germany GmbH	Euro	100%
XPEL de Mexico S. de R.L. de C.V.	Peso	100%
XPEL Acquisition Corp.	Canadian Dollar	100%
Protex Canada, Inc.	Canadian Dollar	100%
Apogee Corp.	New Taiwan Dollar	100%
XPEL Slovakia	Euro	100%
XPEL France	Euro	100%
PermaPlate Film, LLC	US Dollar	100%
1 One Armor, Inc.	US Dollar	100%
TintNet, Inc.	US Dollar	100%
North 1 Technologies, Inc.	Canadian Dollar	100%
1716808 Alberta, Ltd. o/a Shadow Tint	Canadian Dollar	100%
6873391 Canada, Ltd. o/a Shadow Shield	Canadian Dollar	100%
invisiFRAME, Ltd.	UK Pound Sterling	100%
Segment Reporting - Management has concluded that our chief operating decision maker (“CODM”) is our chief executive officer. The Company’s CODM reviews the entire organization’s consolidated results as a whole on a monthly basis to evaluate performance and make resource allocation decisions. Management views the Company’s operations and manages its business as one operating segment.
Use of Estimates - The preparation of these consolidated financial statements in conformity to U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make judgments and

XPEL, Inc.
Notes to Consolidated Financial Statements

estimates and form assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Estimates and underlying assumptions are reviewed on an ongoing basis. Actual outcomes may differ from these estimates under different assumptions and conditions.
Foreign Currency Translation - The U.S. dollar is the functional currency of our domestic operations located in the United States. The financial statements of subsidiaries located outside of the U.S. are generally measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resultant translation adjustments are included in accumulated other comprehensive income, a separate component of stockholders’ equity.
Cash and Cash Equivalents - Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. The balance, at times, may exceed federally insured limits.
Accounts Receivable - Accounts receivable are shown net of an allowance for doubtful accounts of $250,082 and $90,844 as of December 31, 2021 and 2020, respectively. The Company evaluates the adequacy of its allowances by analyzing the aging of receivables, customer financial condition, historical collection experience, the value of any collateral and other economic and industry factors. Actual collections may differ from historical experience, and if economic, business or customer conditions deteriorate significantly, adjustments to these reserves may be required. When the Company becomes aware of factors that indicate a change in a specific customer’s ability to meet its financial obligations, the Company records a specific reserve for credit losses. At December 31, 2021, there were no significant accounts receivable concentrations. Accounts receivable from two large customers accounted for 24.7% of the Company’s total accounts receivable balance at December 31, 2020.
Inventory - Inventories of all operating subsidiaries are comprised of film, film-based products, film installation support products, and supplies which are valued at lower of cost or net realizable value, with cost determined on a weighted average cost basis. Inventory costs include those costs directly attributable to products, including raw materials, labor and overhead. The Company provides reserves for discontinued, slow-moving and excess inventory based upon historical demand calculations, forecasted usage, estimated customer requirements and product line updates. As of December 31, 2021 and 2020, inventory reserves were $114,825 and $113,091, respectively.
Property, Plant and Equipment - Property and equipment are recorded at cost, with the exception of property and equipment acquired in connection with the Company’s acquisitions, which are recorded at fair value on the date of acquisition. Expenditures which improve or extend the life of the respective definite-lived assets are capitalized, whereas expenditures for normal repairs and maintenance are charged to operations as incurred. Depreciation expense is computed using the straight-line method as follows:

Furniture and fixtures	5 years
Computer equipment	3-4 years
Vehicles	5 years
Equipment	5-8 years
Leasehold improvements	shorter of lease term or estimated useful life
Plotters	4 years

XPEL, Inc.
Notes to Consolidated Financial Statements

The following table presents geographic property, plant and equipment, net of accumulated depreciation, by region as of December 31:

	2021	2020
United States	$7,890,492	$3,110,979
Canada	655,616	674,821
Europe	1,117,692	584,084
Other	234,326	336,364
Consolidated	$9,898,126	$4,706,248
Goodwill -  Goodwill represents the excess purchase price over the fair value of tangible net assets acquired in acquisitions after amounts have been allocated to intangible assets. Goodwill is tested for impairment at the reporting unit level on an annual basis (at December 31) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company recognized no goodwill impairment in the years ended December 31, 2021 or December 31, 2020, and there is no significant accumulated impairment of goodwill from prior years. Refer to Note 6, Goodwill for more information related to goodwill.
The following table presents geographic goodwill by region as of December 31:

	2021	2020
United States	$16,348,332	$1,246,383
Canada	5,874,291	3,137,153
Europe	3,428,802	84,733
Asia	4,003	3,948
Consolidated	$25,655,428	$4,472,217
Intangible Assets - Intangible assets consist primarily of software, customer relationships, trademarks and non-compete agreements. These assets are amortized on a straight-line basis over the period of time in which their expected benefits will be realized.
The following table presents geographic intangible assets, net by region as of December 31:

	2021	2020
United States	$25,909,551	$2,597,670
Canada	3,360,456	2,273,627
Europe	3,277,754	337,282
Other	185,010	215,401
Consolidated	$32,732,771	$5,423,980
The following table presents the anticipated useful lives of intangible assets:

Trademarks	10 years
Software	5 years
Trade name	10-15 years
Contractual and customer relationships	9-10 years
Non-compete	3-5 years
Other	2-10 years
Impairment of Long-Lived Assets - The Company reviews and evaluates long-lived assets for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted expected future cash flows are not sufficient to recover an asset’s

XPEL, Inc.
Notes to Consolidated Financial Statements

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
No impairment was recorded during the years ended December 31, 2021 or 2020.
Other Long-Term Liabilities - The balance presented as other long-term liabilities on the Company’s consolidated balance sheet at December 31, 2021 primarily relate to contingent liabilities associated with the Company’s 2021 acquisition of invisiFRAME Ltd. and the Company’s 2020 acquisition of Veloce Innovation and a reserve for uncertain tax positions. For further information, refer to Note 14, Income Taxes, Note 15, Commitments and Contingencies and Note 3, Acquisitions of Businesses.
Revenue Recognition - Our revenue is comprised primarily of product and services sales where we act as principal to the transaction. All revenue is recognized when the Company satisfies its performance obligation(s) by transferring control/final benefit from the promised product or service to our customer. Due to the nature of our sales contracts, the majority of our revenue is recognized at a point in time. A performance obligation is a contractual promise to transfer a distinct product or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation. Revenue is recorded net of returns and allowances. Sales, value add, and other taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from revenues) basis. Shipping and handling costs are accounted for as a fulfillment obligation, on a net basis, and are included in cost of sales. See Note 2, Revenue, for additional accounting policies and transition disclosures.
Research and Development - Research costs are charged to operations when incurred. Software development costs, including costs associated with developing software patterns, are expensed as incurred unless the Company incurred these expenses in the development of a new product or long-lived asset. Research and development costs were $370,012, $143,568, and $602,446 in the years ended December 31, 2021, 2020 and 2019, respectively.
Advertising costs - Advertising costs are charged to operations when incurred. Advertising costs were $1,106,185, $571,204 and $908,585 in the years ended December 31, 2021, 2020 and 2019, respectively.
Provisions and Warranties - We provide warranties on our products. Liability under the warranty policy is based on a review of historical warranty claims. Adjustments are made to the accruals as claims data experience warrant. The following table presents a summary of our warranty liabilities as of December 31, 2021 and 2020:

	2021	2020
Warranty balance at beginning of period	$52,006	$65,591
Warranties assumed in period	398,075	283,458
Payments	(374,752)	(297,043)
Warranty balance at end of period	$75,329	$52,006
Income Taxes - Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws

XPEL, Inc.
Notes to Consolidated Financial Statements

and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred and other tax assets and liabilities. The Company accounts for the tax impact of including Global Intangible Low-Taxed Income (“GILTI”) in U.S. taxable income as a period cost.
Stock-Based Compensation - We measure stock-based compensation cost at the grant date based on the fair value of the award. Compensation expense is recognized over the period during which the recipient provides service in exchange for the awards. Excess income tax benefits related to share-based compensation expense are recognized as income tax expense or benefit in the Consolidated Statements of Income. We account for forfeitures as they occur, rather than estimate expected forfeitures.
Accumulated Other Comprehensive Income (Loss) (“AOCI”) - The Company reports comprehensive income (loss) that includes net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to expenses, gains and losses that are not included in net earnings. These amounts are also presented in the Consolidated Statements of Comprehensive Income. As of December 31, 2021, 2020 and 2019, respectively, AOCI relates to foreign currency translation adjustments.
Earnings Per Share - Basic earnings per share is calculated by dividing net income for the year attributable to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing the net income attributable to common stockholders by the weighted average number of shares outstanding during the period plus the weighted average number of shares that would be issued on the conversion of all the dilutive potential ordinary shares into common shares.
Acquisitions of Businesses - Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date, irrespective of the extent of any non-controlling interest. The excess of the fair value of the consideration transferred including the recognized amount of any non-controlling interest in the acquiree, over the fair value of the Company’s share of the identifiable net assets acquired is recorded as goodwill. Acquisition-related expenses are recognized separately from the business combination and are recognized as general and administrative expense as incurred. The Company evaluates the materiality of required disclosures related to our business combinations using quantitative and qualitative measures.
Fair Value Measurements - Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are classified using the following hierarchy, which is based upon the transparency of inputs to the valuation as of the measurement date:

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

XPEL, Inc.
Notes to Consolidated Financial Statements

Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU was effective for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year. The Company has adopted this ASU without a material change to its consolidated financial statements.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU clarifies the treatment of contract assets and liabilities acquired during a business combination. The Company has elected to early-adopt this standard. Adoption of this standard had no material effect on the Company’s consolidated financial statements.
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

XPEL, Inc.
Notes to Consolidated Financial Statements

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
Under its contracts with customers, the Company stands ready to deliver product upon receipt of a purchase order. Accordingly, the Company has no performance obligations under its contracts until its customers submit a purchase order. The Company does not enter into commitments to provide goods or services that have terms greater than one year. In limited cases, the Company does require payment in advance of shipping product. Typically, product is shipped within a few days after prepayment is received. These prepayments are recorded as contract liabilities on the consolidated balance sheet and are included in accounts payable and accrued liabilities. See Note 10 of the Notes to our Consolidated Financial Statements for further information. As the performance obligation is part of a contract that has an original expected duration of less than one year, the Company has applied the practical expedient to omit disclosures regarding remaining performance obligations.

XPEL, Inc.
Notes to Consolidated Financial Statements

The following table summarizes transactions included within contract liabilities for the years ended December 31, 2021, 2020 and 2019, respectively.

Balance, December 31, 2018	$136,213
Revenue recognized related to payments included in the December 31, 2018 balance	(115,670)
Balance, Payments received for which performance obligations have not been satisfied	537,683
Effect of Foreign Currency Translation	1,006
Balance, December 31, 2019	$559,232
Revenue recognized related to payments included in the December 31, 2019 balance	(529,268)
Balance, Payments received for which performance obligations have not been satisfied	210,064
Effect of Foreign Currency Translation	4,809
Balance, December 31, 2020	$244,837
Revenue recognized related to payments included in the December 31, 2020 balance	(198,982)
Payments received for which performance obligations have not been satisfied	773,297
Effect of Foreign Currency Translation	(1,197)
Balance, December 31, 2021	$817,955
When the Company transfers goods or services to a customer, payment is due, subject to normal terms, and is not conditional on anything other than the passage of time. Typical payment terms range from due upon receipt to 30 days, depending on the type of customer and relationship. At contract inception, the Company expects that the period of time between the transfer of goods to the customer and when the customer pays for those goods will be less than one year, which is consistent with the Company’s standard payment terms. Accordingly, the Company has elected the practical expedient to not adjust for the effects of a significant financing component. As such, these amounts are recorded as receivables and not contract assets.
The table below sets forth the disaggregation of revenue by product category for the years ended December 31,

	2021	2020	2019
Product Revenue
Paint protection film	$169,879,447	$110,786,164	$97,341,865
Window film	38,363,432	20,950,591	11,384,437
Other	9,039,652	4,525,312	3,478,437
Total	217,282,531	136,262,067	112,204,739

Service Revenue
Software	$4,373,083	$3,489,348	$3,263,391
Cutbank credits	12,371,991	7,784,554	7,253,610
Installation labor	24,252,774	10,925,525	6,620,527
Training	982,698	462,954	590,614
Total	41,980,546	22,662,381	17,728,142

Total	$259,263,077	$158,924,448	$129,932,881
Our largest customer (the China Distributor) accounted for 17.9%, 20.6% and 23.5% of our net sales during the years ended December 31, 2021, 2020 and 2019, respectively.

XPEL, Inc.
Notes to Consolidated Financial Statements

3.    ACQUISITIONS OF BUSINESSES
The Company completed the following acquisitions during the years ended December 31, 2021, 2020 and 2019:

Acquisition Date		Name/Location/Description	Purchase Price	Acquisition Type	Acquisition Purpose
November 1, 2021	*	invisiFRAME, Ltd, Shrewsbury, Shropshire, United Kingdom, bicycle paint protection film pattern designer and retailer	$7,389,648	Share Purchase	Market Expansion
October 1, 2021	*	Tintnet, Inc. and 1 One Armor, Inc., Scottsdale, Arizona, United States, window and paint protection film distribution and installation	$13,000,000	Share Purchase	Market Expansion
October 1, 2021	*	6873391 Canada Ltd. o/a Shadow Shield, 1716808 Alberta Ltd. o/a Shadow Tint, and North 1 Technologies, Calgary, Alberta, Canada, window and paint protection film distribution, installation provider and pattern developer	$7,177,646	Share Purchase	Local market expansion
May 25, 2021		PermaPlate Film LLC, Salt Lake City, Utah, United States, Window film distribution and installation business	$30,000,000	Membership Interest Purchase	Market Expansion
December 31, 2020		Veloce Innovation, Houston, Texas, United States, Window film installation business	$1,441,000	Asset Purchase	Local market expansion
October 30, 2020		France Auto Racing, Dijon, France, Paint protection film distributor	$329,390	Asset Purchase	Local market expansion
February 1, 2020		Protex Centre, Laval, Quebec, Canada - Paint protection installation shop	$2,475,270	Share Purchase	Local market expansion
December 20, 2019		Paintshield, Ltd., Salisbury, Wiltshire, United Kingdom - Paint protection and window film installation shop	$127,623	Asset Purchase	Local market expansion
*The purchase price and purchase price allocation for these acquisitions has not yet been finalized and is preliminary in nature. These figures will be finalized within one year of the acquisition date.

XPEL, Inc.
Notes to Consolidated Financial Statements

The total purchase price for acquisitions completed during the years ended December 31, 2021, 2020 and 2019 are as follows:

	December 31,
	2021 Acquisitions	2020 Acquisitions	2019 Acquisitions
Purchase Price
Cash[1]	$54,991,289	$2,811,346	$127,623
Promissory note	—	893,314	—
Contingent consideration	2,576,005	541,000	—
	$57,567,294	$4,245,660	$127,623

Allocation
Cash	$3,788,920	$242,808	$—
Accounts receivable	3,250,364	206,808	—
Inventory	2,894,866	182,336	—
Prepaid expenses and other assets	73,094	3,764	—
Other long-term assets	7,377	6,197	—
Property and equipment	440,095	161,702	5,038
Right-of-use lease assets	—	587,587	—
Software	—	1,027	—
Trade name	2,120,754	—	25,918
Acquired patterns	488,397	—	52,083
Customer relationships	26,328,900	1,896,220	—
Non-compete	—	179,093	—
Goodwill	21,284,381	1,938,656	44,584
Current portion of lease liabilities	—	(73,297)	—
Accounts payable and accrued liabilities	(1,982,970)	(154,802)	—
Non-current portion of lease liabilities	—	(514,290)	—
Assumed debt	—	(108,764)	—
Deferred tax liability	(1,126,884)	(274,333)	—
Taxes payable	—	(35,052)	—
	$57,567,294	$4,245,660	$127,623
[1]Total cash consideration is comprised of amounts paid on closing dates plus holdback amounts to be paid in the future.
Intangible assets acquired in the years ended December 31, 2021 and 2020 have a weighted average useful life of 9 years. Intangible assets acquired in the year ended December 31, 2019 have a weighted average useful life of 2 years.
Goodwill for these acquisitions relates to the expansion into new geographical areas, the acquired employee knowledge of the various markets, distribution knowledge by the employees of the acquired businesses, as well as the expected synergies resulting from the acquisitions.
Goodwill and other intangibles acquired in taxable asset purchases are analyzed for allowable amortization for tax purposes over appropriate periods as prescribed by applicable regulatory jurisdictions.
Acquisition costs incurred related to these acquisitions were immaterial and were included in selling, general and administrative expenses.

XPEL, Inc.
Notes to Consolidated Financial Statements

The purchase agreements for the acquisitions completed on October 1, 2021 included provisions in which portions of the cash consideration will be kept as holdbacks until a future period. Future payments of $2,007,294 will be made for these holdbacks.
The acquired companies were consolidated into our financial statements on their respective acquisition dates. The aggregate revenue and net income of our 2021 acquisitions consolidated into our 2021 consolidated financial statements from the respective dates of acquisition were $16,569,435 and $1,569,235, respectively. The aggregate revenue and operating income of our 2020 acquisitions consolidated into our 2020 consolidated financial statements from the respective dates of acquisition were $3,816,509 and $1,125,311, respectively. The acquisition completed in our 2019 fiscal year did not have a material impact on our financial statements.
The following unaudited pro forma financial information presents our results, including the estimated expenses relating to the amortization of intangibles purchased, as if the acquisitions during the year ended December 31, 2021 had occurred on January 1, 2021 and 2020:

	Twelve Months Ended
	December 31,
	2021 (Unaudited)	2020 (Unaudited)
Revenue	$287,766,877	$201,302,152
Net income	$33,345,208	$21,259,199
The unaudited consolidated pro forma combined financial information does not purport to be indicative of the results which would have been obtained had the acquisitions been completed as of the beginning of the earliest period presented or of results that may be obtained in the future. In addition, they do not include any benefits that may result from the acquisition due to synergies that may be derived from the elimination of any duplicative costs.

XPEL, Inc.
Notes to Consolidated Financial Statements

4.    PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following:

	December 31, 2021	December 31, 2020
Furniture and fixtures	$2,146,522	$1,349,037
Computer equipment	2,201,462	1,482,911
Vehicles	821,678	760,335
Equipment	3,571,517	1,955,254
Leasehold improvements	5,137,705	2,055,798
Plotters	2,132,930	1,282,630
Construction in Progress	117,505	321,764
Total property and equipment	16,129,319	9,207,729
Less: accumulated depreciation	6,231,193	4,501,481
Property and equipment, net	$9,898,126	$4,706,248
Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $1,887,048, $1,274,095 and $915,918, respectively. Depreciation expense for equipment used in production is recorded to cost of goods sold. All other depreciation is recorded within general and administrative expense.
5.    INTANGIBLE ASSETS, NET
Intangible assets consists of the following:

	December 31, 2021	December 31, 2020
Trademarks	$500,136	$373,374
Software	3,431,276	2,598,985
Trade name	2,578,877	497,545
Contractual and customer relationships	31,325,826	5,043,915
Non-compete	458,655	458,536
Other	692,862	213,218
Total at cost	38,987,632	9,185,573
Less: Accumulated amortization	6,254,861	3,761,593
Intangible assets, net	$32,732,771	$5,423,980
Amortization expense for the years ended December 31, 2021, 2020 and 2019 was $2,500,620, $955,937 and $781,105, respectively. Based on the carrying value of definite-lived intangible assets as of December 31, 2021, we estimate our future amortization expense will be as follows:

2022	$4,491,314
2023	4,370,107
2024	4,077,835
2025	3,818,080
2026	3,708,301
Thereafter	$12,267,134

XPEL, Inc.
Notes to Consolidated Financial Statements

6.    GOODWILL
The following table summarizes changes in the carrying amounts of goodwill for the years ended December 31, 2021 and 2020:

Balance at December 31, 2019	$2,406,512
Additions	1,938,656
Foreign currency translation	127,049
Balance at December 31, 2020	$4,472,217

Balance at December 31, 2020	$4,472,217
Additions	21,284,381
Foreign currency translation	(101,170)
Balance at December 31, 2021	$25,655,428
The Company completed various domestic and international business acquisitions during the year ended December 31, 2021. Refer to Note 3, Acquisitions of Businesses for additional information related to goodwill added from these acquisitions.
7.    INVENTORIES
The components of inventory, net of reserves, are summarized as follows:

	December 31, 2021	December 31, 2020
Raw materials	$2,698,512	$—
Work in process	180,009	—
Finished goods	49,057,643	22,364,126
Inventory, net	$51,936,164	$22,364,126
8.    DEBT
REVOLVING FACILITIES
The Company has a $75,000,000 revolving line of credit with Texas Partners Bank (which does business as the Bank of San Antonio). The Texas Partners Bank facility was established on May 21, 2021 with a $57,000,000 limit which was increased to $75,000,000 on December 29, 2021. This facility replaced a previous $8,500,000 revolving credit facility and a $6,000,000 term loan facility. The outstanding balances on the prior loan agreements were fully repaid by the Company and the agreements were terminated when we entered into the new facility. The facility is utilized to fund the Company's working capital needs and other strategic initiatives, and is secured by a security interest in substantially all of the Company's current and future assets. Borrowings under the credit agreement bear interest on borrowed amounts at the Wall Street Journal U.S. Prime Rate less 0.75% per annum if the Company's EBITDA ratio is equal to or less than 2.00 to 1.00 or the Wall Street Journal U.S. Prime rate less 0.25% if the Company's EBITDA ratio (as defined in the facility) is greater than 2.00 to 1.00. The facility also contains a fee of 0.25% of the unused capacity on the facility. The interest rate for this credit facility as of December 31, 2021 was 2.50%. The Company paid interest charges on borrowings under this facility of $154,549 during the year ended December 31, 2021, and had a balance of $25.0 million as of December 31, 2021. This facility matures on July 5, 2024.
The Loan Agreement governing the facility contains customary covenants relating to maintaining legal existence and good standing, complying with applicable laws, delivery of financial statements, payment of taxes and maintaining insurance. The Loan Agreement contains two financial covenants:

XPEL, Inc.
Notes to Consolidated Financial Statements

(1) Senior Funded Debt (as defined in the Loan Agreement) divided by EBITDA (as defined in the Loan Agreement) at or below 3.50 : 1.00 when tested at the end of each fiscal quarter on a rolling four-quarter basis, and
(2) A minimum Debt Service Coverage Ratio (as defined in the Loan Agreement) of 1.25 : 1.00 at the end of each fiscal quarter when measured on a rolling four-quarter basis.
The Company also has a CAD $4,500,000 revolving credit facility through HSBC Bank Canada, and is maintained by XPEL Canada Corp., a wholly-owned subsidiary of XPEL. This Canadian facility is utilized to fund the Company's working capital needs in Canada. This facility bears interest at HSBC Canada Bank’s prime rate plus 0.25% per annum and is guaranteed by the parent company. As of December 31, 2021 and 2020, no balance was outstanding on this line of credit.
As of December 31, 2021 and December 31, 2020, the Company was in compliance with all debt covenants.
NOTES PAYABLE
As part of its acquisition strategy, the Company uses a combination of cash and unsecured non-interest bearing promissory notes payable to fund its business acquisitions. The Company discounts the promissory note to fair value using market interest rates at the time of the acquisition.
Notes payable are summarized as follows:

	Weighted Average Interest Rate	Matures	December 31, 2021	December 31, 2020
Term-loan	3.50%	2023	—	5,056,240
Face value of acquisition notes payable	2.93%	2023	458,188	1,428,384
Total face value of notes payable			458,188	6,484,624
Unamortized discount			(7,058)	(348,261)
Current portion			(375,413)	(2,568,172)
Total long-term debt			$75,717	$3,568,191
The approximate future principal payments on notes payable are as presented in the table below.

2022	$376,325
2023	81,863
Thereafter	—
$458,188
9.    EMPLOYEE BENEFIT PLANS
The Company sponsors defined contribution plans for substantially all employees. Annual Company contributions under the plans are discretionary. Company contribution expenses were $531,573, $278,434 and $174,744 for the plan years ended December 31, 2021, 2020 and 2019, respectively.

XPEL, Inc.
Notes to Consolidated Financial Statements

10.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following table presents significant accounts payable and accrued liability balances as of the periods ending:

	December 31, 2021	December 31, 2020
Trade payables	$25,174,805	$12,987,487
Payroll liabilities	3,385,307	2,266,643
Contract liabilities	817,955	244,837
Acquisition holdback payments	2,007,294	—
Other liabilities	1,529,254	1,298,495
	$32,914,615	$16,797,462
11.    CAPITAL STOCK
Shares issued and outstanding at both December 31, 2021 and 2020 were 27,612,597. Par value of these shares for these same dates was $27,613.
12.    STOCK-BASED COMPENSATION
The Equity Incentive Plan (the “Plan”) was approved at the May 28, 2020 Annual Meeting of Stockholders. Under this plan, 275,000 shares of the Company’s Common Stock are reserved for issuance, as administered by the Company’s Compensation Committee. Awards may be granted to employees, consultants, or directors of the Company or any parent or subsidiary of the Company; provided that incentive stock options may be granted only to employees. If an award made under the Plan expires, if it is terminated, surrendered, cancelled, or otherwise becomes unexercisable, or if an award is forfeited in whole or in part or is forfeited due to failure to vest, then the unpurchased shares under such award will become available for future grant under the Plan. The Plan allows for different types of awards to be granted.
Stock options awarded under the Plan must be at least equal to the fair market value of a share of our Common Stock on the date of the grant. Any option period will not exceed 10 years, except with respect to any participant who owns more than 10% of the voting power of all classes of stock of the Company.
Restricted stock, Restricted Stock Units (“RSUs”), Performance Units and Performance Shares, and Other Share-based Awards may be granted at the discretion of the Compensation Committee according to terms and conditions set by the Compensation Committee, subject to the provisions of the Plan.

XPEL, Inc.
Notes to Consolidated Financial Statements

RSU activity for the year ended December 31, 2021 is summarized as follows:

	Number of Restricted Stock Units	Weighted Average Grant Value Per Share
Outstanding at December 31, 2020	—	N/A
Granted	17,520	$84.19
Vested	—	N/A
Forfeited or canceled	—	N/A
Outstanding at December 31, 2021	17,520	$84.19
During the year ended December 31, 2021, we recorded compensation expense of $169,012 related to RSUs issued under the Plan.
13.    FAIR VALUE MEASUREMENTS
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
Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, our line of credit, and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, our line of credit, and short-term borrowings approximate fair value because of the near-term maturities of these financial instruments. The carrying value of the Company’s notes payable approximates fair value due to the relatively short-term nature and interest rates of the notes. The carrying value of the Company's long-term debt approximates fair value due to the interest rates being market rates.
The estimated fair value of debt is based on market quotes for instruments with similar terms and remaining maturities.
As more fully described in Note 3, Acquisitions of Businesses, the Company incurred contingent liabilities in relation to the 2021 acquisition of invisiFRAME Ltd. and the 2020 acquisition of Veloce Innovation. The payments of these liabilities is contingent on attainment of certain revenue performance metrics in future years. The fair value of these liabilities was determined using a Monte Carlo Simulation method based on the probability and timing of certain future payments related to these metrics. These liabilities are accounted for as Level 3 liabilities within the fair value hierarchy.

XPEL, Inc.
Notes to Consolidated Financial Statements

Level 3 liabilities measured at December 31, 2021 and 2020 at fair value on a recurring basis are as follows:

	2021	2020
Level 3:
Contingent Liabilities	$2,665,033	$571,833
Reductions in the fair value of level 3 contingent liabilities are reflected in general and administrative expenses in the Consolidated Statements of Income for the years ended December 31, 2021 and 2020.
14.    INCOME TAXES
Income before income taxes on which the provision for income taxes was computed is as follows:

	2021	2020	2019
Domestic	$35,647,296	$20,546,504	$15,375,731
International	3,792,675	2,257,855	1,574,697
Income before income taxes	$39,439,971	$22,804,359	$16,950,428
The provision for income taxes differs from the US federal statutory rate as follows:

	2021	2020	2019
Income before income taxes	$39,439,971	$22,804,359	$16,950,428
Statutory rate	21%	21%	21%
	8,282,394	4,788,915	3,559,590

State taxes net of federal benefit	649,208	295,097	31,446
Nondeductible/nontaxable items	100,364	49,252	115,679
Tax Impact of foreign operations	170,958	101,625	45,994
Foreign derived intangible income benefit	(969,618)	(703,328)	(287,606)
Other - net	(360,197)	(8,893)	(509,747)
Income tax expense	$7,873,109	$4,522,668	$2,955,356

XPEL, Inc.
Notes to Consolidated Financial Statements

The foreign tax rate differential reflects the impact of the differences in our various international tax rates and our US statutory rate.
The components of the income tax provision (benefit) are as follows:

	Years ended December 31
	2021	2020	2019
Current income tax expense
Federal	$5,051,373	$3,572,812	$2,412,157
Foreign	1,157,930	815,968	518,528
State	663,654	407,187	3,068
Total current income tax expense	6,872,957	4,795,967	2,933,753

Deferred income tax expense/(benefit)
Federal	968,163	(234,176)	99,870
Foreign	3,316	13,854	(78,267)
State	28,673	(52,977)	—
Total deferred income tax expense/(benefit)	1,000,152	(273,299)	21,603

Total	$7,873,109	$4,522,668	$2,955,356
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

	Years ended December 31
	2021	2020
Deferred Tax Assets
Allowance for Doubtful Accounts	$48,953	$16,081
263(A) Adjustment	122,265	59,852
Accrued Expenses	601,389	399,240
Inventory Reserve	25,978	25,436
Unrealized loss	56,614	37,432
State Tax Credit	151,549	103,350
NOL Carryforward and Other	295,309	160,883
Stock Compensation	38,237	—
Capitalized Acquisition Costs	60,627	—
Right of Use Lease Liability	2,484,171	1,280,737
Less Valuation Allowance	(81,201)	—
Total deferred tax assets	3,803,891	2,083,011

Deferred Tax Liabilities
Fixed and Intangible Assets	$4,039,066	$1,399,311
Unrealized Gain	15,240	15,150
Accretion	1,344	6,852
Cumulative Translation Adjustment	—	9,436
Right of Use Lease Asset	2,496,524	1,280,068
Total deferred tax liabilities	6,552,174	2,710,817
Total net deferred tax liabilities	$(2,748,283)	$(627,806)

XPEL, Inc.
Notes to Consolidated Financial Statements

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable income. The Company considers projected future taxable income, the reversal of taxable temporary differences, and ongoing tax planning strategies, then records a valuation allowance, if deemed necessary, to reduce the carrying value of the net deferred taxes to an amount that is more likely than not able to be realized. Based upon the Company’s assessment of all available evidence, including the previous two years of taxable income and loss after permanent items, estimates of future profitability, and the Company’s overall prospects of future business, the Company determined that it is more likely than not that the Company will realize all of its deferred tax assets in the future, with the exception of an immaterial valuation allowance recorded against net operating losses and intangibles in foreign jurisdictions. The Company will continue to assess the potential realization of deferred tax assets on an annual basis, or an interim basis if circumstances warrant. If the Company’s actual results and updated projections vary significantly from the projections used as basis for this determination, the Company may need to change the valuation allowance against the gross deferred tax assets.
The Company has net operating losses in certain of its foreign subsidiaries of $1,173,585 available to apply against future taxable income. Losses of $892,888 have no expiration date. The Company has recorded a valuation allowance based on the lack of positive available evidence of realizability of acquired net operating losses of $280,697. The Company has state tax credits of $151,549 available to apply against future taxable income. These credits begin to expire in the year 2039.
Reconciliation of Unrecognized Tax Benefits from Uncertain Tax Positions

	Years Ended December 31,
	2021	2020	2019
Beginning unrecognized tax benefits	$129,082	$—	$—
Increase related to tax positions of the current year	—	—	—
Increase related tax positions of prior years	—	129,082	—
Lapse of statute of limitations	—	—	—
Audit Settlements	—	—	—
Ending unrecognized tax benefits	$129,082	$129,082	$—
The Company recognizes the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely upon its technical merits at the reporting date. The unrecognized tax benefit is the difference between the tax benefit recognized and the tax benefit claimed on the Company’s income tax return. The Company recognized a previously unrecognized tax benefit during the year ended December 31, 2020 in the amount of $165,965 related to an uncertain tax position in one of its foreign subsidiaries. This amount includes an estimate for interest and penalties and are included in income tax expense. The liability is reflected in other long-term liabilities on the Company’s balance sheet. The Company does not expect any changes to this position in the next twelve months. The unrecognized tax benefits in the table above includes $129,082 as of December 31, 2021, that, if recognized, would have impacted income tax expense. The Company believes that all material tax positions in the current and prior years have been analyzed and properly accounted for and that the risk of additional material uncertain tax positions that have not been identified is remote.
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

XPEL, Inc.
Notes to Consolidated Financial Statements

federal, state and local, or non-U.S. income tax examinations by tax authorities for the years 2014 and after. There are no ongoing or pending IRS, state or foreign examinations.
15.    COMMITMENTS AND CONTINGENCIES
CONTINGENCIES
In the ordinary course of business activities, the Company may be contingently liable for litigation and claims with customers, suppliers and former employees. Management believes that adequate provisions have been recorded in the accounts where required. Management also has determined that the likelihood of any litigation and claims having a material impact on our results of operations, cash flows or financial position is remote. See Note 3, Acquisitions of Businesses and Note 13, Fair Value Measurements of the Notes to our Consolidated Financial Statements for further information related to contingent liabilities related to earn-out provisions associated with certain acquisitions.
ENTROTECH SUPPLY AGREEMENT
Through our Amended and Restated Supply Agreement that we entered into with entrotech in March 2017 and renewed in March 2020, we have exclusive rights to commercialize, market, distribute and sell its automotive aftermarket products through March 21, 2022. During such term, we have agreed to use commercially reasonable efforts to purchase a minimum of $5,000,000 of products quarterly from entrotech.
On January 22, 2022, we gave notice to entrotech that the Company would not extend the term of the supply agreement in its current form. We have met our purchase commitment for the remaining term of the agreement.
16.    LEASES
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
Some of our leases contain options to renew. The exercise of lease renewals is at our sole discretion; therefore, the renewals to extend the lease terms are not included in our right-of-use assets as it is not reasonably certain that they will be exercised. We regularly evaluate the renewal options and, when they are reasonably certain of exercise, we include the renewal period in our lease term.
We use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. In determining our incremental borrowing rate for each lease, we use a rate for collateralized borrowings with a term similar to the life of the lease. We have a centrally managed treasury function; therefore, based on the applicable lease terms and the current economic environment, we apply a portfolio approach for determining the incremental borrowing rate.

XPEL, Inc.
Notes to Consolidated Financial Statements

Balance sheet information related to operating leases is as follows:

	December 31, 2021	December 31, 2020
Operating lease right-of-use assets	$12,909,607	$5,973,702

Current portion of operating lease liabilities	2,977,794	1,650,749
Noncurrent portion of operating lease liabilities	9,830,128	4,331,214
Total operating lease liabilities	$12,807,922	$5,981,963
We had operating lease expense of $2,664,025, $1,515,848, and $1,210,969, respectively, for the years ended December 31, 2021, 2020, and 2019. For the year ended December 31, 2021, short-term lease expenses and cash payments on leases were $548,903 and $2,730,439, respectively. For the year ended December 31, 2020, variable lease payments, short-term lease expense, and cash payments on leases were $234,175, $513,016 and $1,460,422, respectively. We have elected not to apply balance sheet recognition to short-term leases.
Weighted-average information associated with the measurement of our remaining operating lease obligations is as follows:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (in years)	5.1	4.9
Weighted-average discount rate	4.70%	5.84%
The following table summarizes the maturity of our operating lease liabilities as of December 31, 2021:

2022	$3,095,241
2023	3,275,877
2024	2,472,419
2025	1,904,203
2026	1,620,982
Thereafter	2,144,676
Total operating lease payments	14,513,398
Less: interest	(1,705,476)
Total operating lease liabilities	$12,807,922
17.    EARNINGS PER SHARE
We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes effect of granted incremental restricted stock units.
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share:

XPEL, Inc.
Notes to Consolidated Financial Statements

	Fiscal Year Ended December 31,
Numerator	2021	2020	2019
Net income	$31,566,862	$18,281,691	$13,977,625
Denominator
Weighted average basic shares	27,612,597	27,612,597	27,612,597
Dilutive effect of restricted stock units	132	—	—
Weighted average diluted shares	27,612,729	27,612,597	27,612,597
Earnings per share
Basic	$1.14	$0.66	$0.51
Diluted	$1.14	$0.66	$0.51
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
During 2021, the Audit Committee (the “Committee”) of the Board of Directors conducted a competitive selection process to determine the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2021. The Committee invited several international public accounting firms to participate in this process, including Baker Tilly US, LLP, or Baker Tilly, the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2020. As a result of this process, on July 13, 2021, the Committee approved the appointment of Deloitte & Touche LLP, or Deloitte, as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2021. This action effectively dismissed Baker Tilly as the Company’s independent registered public accounting firm as of July 13, 2021.
The audit reports of Baker Tilly on the consolidated financial statements of XPEL and its subsidiaries as of and for the years ended December 31, 2020 and December 31, 2019 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.
In connection with the audit of the Company’s consolidated financial statements for the fiscal years ended December 31, 2020 and December 31, 2019 and through the date of this Annual Report on Form 10-K, there were: (i) no disagreements between the Company and Baker Tilly on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Baker Tilly, would have caused Baker Tilly to make reference to the subject matter of the disagreement in their report on the Company’s financial statements for such year, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S‐K.
The Audit Committee of the Board of Directors of the Company approved the change in the independent registered public accounting firm described herein.
Prior to the change in July 2021 and at all times prior thereto, the Company had not consulted with Deloitte with respect to: (i) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the Company’s financial statements and no written report or oral advice was provided to the Company by Deloitte that Deloitte concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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
Management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this Annual report.  Based on such evaluation, our CEO and CFO have each concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 Framework). Our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2021.
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
Our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report on our internal control over financial reporting which is included herein.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of XPEL, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of XPEL, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 28, 2022, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte and Touche LLP
Austin, Texas
February 28, 2022

Changes in Internal Control over Financial Reporting
In the ordinary course of business, we continually evaluate our internal controls and make improvements as deemed necessary. As part of this process, during the fourth fiscal quarter, we identified a material weakness in our internal controls related to user access controls to our financial system. We immediately undertook remediation procedures including the design and implementation of additional controls and other additional procedures to enhance our user access controls. This material weakness was fully remediated as of December 31, 2021 and we found no errors or misstatements in our financial statements.
Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III
Item 10. Directors, Executive and Corporate Governance
The information required by this Item is set forth under the headings “Corporate Governance,” “Directors,” “Executive Officers” and “Other Information—Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item is set forth under the heading “Executive Compensation,” under the subheadings “Board Oversight of Risk Management” and “Compensation Committee Interlocks and Insider Participation” under the heading “Corporate Governance” and under the subheadings “Compensation of Directors” and “Director Compensation—2021” under the heading “Directors” in the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is set forth under the headings “Other Information—Security Ownership of Certain Beneficial Owners and Management” and “Other Information—Equity Compensation Plan Information” in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is set forth under the subheadings “Board Committees”, “Review, Approval, or Ratification of Transactions with Related Persons” and “Transactions with Related Persons” under the heading “Corporate Governance” in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services

The information required by this Item is set forth under the subheadings “Fees Paid to Auditors” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm” under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

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

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit/Appendix	Filing Date
3.1	Articles of Incorporation of the Company, filed with the Nevada Secretary of State on October 14, 2003.	10-12B	3.1	04/03/2019
3.2	Certificate of Amendment to the Articles of Incorporation of the Company, filed with the Nevada Secretary of State on December 29, 2003.	10-12B	3.2	04/03/2019
3.3	Certificate of Amendment to the Articles of Incorporation of the Company, filed with the Nevada Secretary of State on June 3, 2018.	10-12B	3.3	04/03/2019
3.4	Amended and Restated Bylaws of the Company, effective as of November 18, 2019.	8-K	3.1	11/18/2019
4.1	Description of Securities of the Registrant.	10-K	4.1	03/16/2020
10.1	Amended Loan Agreement	8-K	10.1	01/04/2022
10.2	Credit Facility Letter, dated September 11, 2018, by and among XPEL Canada Corp., as borrower, XPEL, Inc., as guarantor, and HSBC Bank Canada, as lender.	10-12B/A	10.2	05/30/2019
10.3	Distribution Agreement dated May 31, 2018 by and between the Company and Shanghai Xing Ting Trading Co., Ltd.	10-12B/A	10.5	05/30/2019
10.4	XPEL, Inc. 2020 Equity Incentive Plan	Schedule 14A	A	04/17/2020
10.5+	Form of Restricted Stock Unit Agreement	10-Q	10.1	08/09/2021
14.1	Code of Business Conduct and Ethics.	10-12B/A	14.1	04/24/2019
16.1	Letter regarding change in certifying accountants	8-K	16.1	07/14/2021
21.1*	Subsidiaries of the Company.
23.1*	Consent of Baker Tilly US, LLP
23.2*	Consent of Deloitte & Touche, LLP
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certifications of Chief Executive Officer.
32.2**	Section 1350 Certifications of Chief Financial Officer.
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith
** Furnished herewith
+Management Compensatory Plan or Agreement

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XPEL, Inc. (Registrant)

		By:	/s/ Barry R. Wood
Barry R. Wood
Senior Vice President and Chief Financial Officer
Date:	February 28, 2022		(Authorized Officer and Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name and Signature	Title	Date
/s/ Ryan L. Pape	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2022
Ryan L. Pape
/s/ Barry R. Wood	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2022
Barry R. Wood
/s/ Richard K. Crumly	Director	February 28, 2022
Richard K. Crumly
/s/ Michael A. Klonne	Director	February 28, 2022
Michael A. Klonne
/s/ Mark E. Adams	Director	February 28, 2022
Mark E. Adams