Form 10-Q
period 2022-03-31
XPEL, Inc.
filed 2022-05-10
CIK 1767258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from         to
Commission file number 001-38858
XPEL, INC.
(Exact name of registrant as specified in its charter)

Nevada		20-1117381
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

3251 I-35	San Antonio	Texas	78219
(Address of Principal Executive Offices)			(Zip Code)
Registrant's telephone number, including area code: (210) 678-3700
618 W. Sunset Road, San Antonio, Texas 78216
(Former name, former address and former fiscal year, if changed since last report)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The registrant had 27,612,597 shares of common stock outstanding as of May 10, 2022.

Part I. Financial Information

Item 1. Financial Statements

XPEL, INC.
Condensed Consolidated Balance Sheets

	(Unaudited)	(Audited)
	March 31, 2022	December 31, 2021
Assets
Current
Cash and cash equivalents	$10,595,557	$9,644,248
Accounts receivable, net	15,178,627	13,159,036
Inventory, net	74,486,843	51,936,164
Prepaid expenses and other current assets	3,749,690	3,671,657
Income tax receivable	—	617,141
Total current assets	104,010,717	79,028,246
Property and equipment, net	11,364,205	9,898,126
Right-of-use lease assets	14,443,369	12,909,607
Intangible assets, net	31,977,505	32,732,771
Other non-current assets	851,431	790,339
Goodwill	25,614,110	25,655,428
Total assets	$188,261,337	$161,014,517
Liabilities
Current
Current portion of notes payable	$351,674	$375,413
Current portion lease liabilities	3,732,825	2,977,794
Accounts payable and accrued liabilities	42,357,330	32,914,615
Income tax payable	656,090	—
Total current liabilities	47,097,919	36,267,822
Deferred tax liability, net	2,702,639	2,748,283
Other long-term liabilities	2,429,332	2,630,486
Borrowings on line of credit	33,000,000	25,000,000
Non-current portion of lease liabilities	10,790,979	9,830,128
Non-current portion of notes payable	—	75,717
Total liabilities	96,020,869	76,552,436
Commitments and Contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.001 par value; authorized 10,000,000; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,612,597 issued and outstanding	27,613	27,613
Additional paid-in-capital	10,651,532	10,581,483
Accumulated other comprehensive loss	(685,240)	(590,446)
Retained earnings	82,246,563	74,443,431
Total stockholders’ equity	92,240,468	84,462,081
Total liabilities and stockholders’ equity	$188,261,337	$161,014,517
See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue
Product revenue	$58,097,446	$44,931,353
Service revenue	13,766,321	6,934,761
Total revenue	71,863,767	51,866,114

Cost of Sales
Cost of product sales	38,193,987	31,546,547
Cost of service	5,953,347	2,033,136
Total cost of sales	44,147,334	33,579,683
Gross Margin	27,716,433	18,286,431

Operating Expenses
Sales and marketing	6,311,220	3,387,830
General and administrative	11,369,291	6,351,491
Total operating expenses	17,680,511	9,739,321

Operating Income	10,035,922	8,547,110

Interest expense	219,726	52,719
Foreign currency exchange loss	5,126	35,612

Income before income taxes	9,811,070	8,458,779
Income tax expense	2,007,938	1,611,720
Net income	7,803,132	6,847,059

Earnings per share
Basic	$0.28	$0.25
Diluted	$0.28	$0.25
Weighted Average Number of Common Shares
Basic	27,612,597	27,612,597
Diluted	27,612,597	27,612,597

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2022	2021
Other comprehensive income
Net income	$7,803,132	$6,847,059
Foreign currency translation	(94,794)	(210,135)
Total comprehensive income	7,708,338	6,636,924

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Stockholders' Equity - Three Months Ended March 31
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	27,612,597	$27,613	$10,412,471	$42,876,569	$66,215	$53,382,868
Net income	—	—	—	6,847,059	—	6,847,059
Foreign currency translation	—	—	—	—	(210,135)	(210,135)
Balance as of March 31, 2021	27,612,597	27,613	10,412,471	49,723,628	(143,920)	60,019,792

Balance as of December 31, 2021	27,612,597	27,613	10,581,483	74,443,431	(590,446)	84,462,081
Net income	—	—	—	7,803,132	—	7,803,132
Foreign currency translation	—	—	—	—	(94,794)	(94,794)
Stock-based compensation	—	—	70,049	—	—	70,049
Balance as of March 31, 2022	27,612,597	$27,613	$10,651,532	$82,246,563	$(685,240)	$92,240,468
See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$7,803,132	$6,847,059
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of property, plant and equipment	756,344	383,090
Amortization of intangible assets	1,076,466	262,606
(Gain) loss on sale of property and equipment	(14,277)	2,031
Stock compensation	70,049	—
Bad debt expense	65,599	93,030
Deferred income tax	(38,477)	23,655
Accretion on notes payable	2,659	8,945

Changes in assets and liabilities:
Accounts receivable	(2,125,248)	(124,628)
Inventory, net	(22,584,492)	(2,612,306)
Prepaid expenses and other current assets	(77,949)	(685,955)
Income taxes receivable and payable	1,281,199	270,946
Other assets	74,262	(113,145)
Accounts payable and accrued liabilities	9,401,254	4,571,640
Net cash (used in) provided by operating activities	(4,309,479)	8,926,968
Cash flows used in investing activities
Purchase of property, plant and equipment	(2,270,513)	(1,405,376)
Proceeds from sale of property and equipment	42,141	238
Development of intangible assets	(363,837)	(114,048)
Net cash used in investing activities	(2,592,209)	(1,519,186)
Cash flows from financing activities
Net borrowings on revolving credit agreement	8,000,000	—
Repayments of notes payable	(107,954)	(723,236)
Net cash provided by (used in) financing activities	7,892,046	(723,236)
Net change in cash and cash equivalents	990,358	6,684,546
Foreign exchange impact on cash and cash equivalents	(39,049)	(96,193)
Increase in cash and cash equivalents during the period	951,309	6,588,353
Cash and cash equivalents at beginning of period	9,644,248	29,027,124
Cash and cash equivalents at end of period	$10,595,557	$35,615,477

Supplemental schedule of non-cash activities
Non-cash lease financing	$2,388,964	$1,377,579

Supplemental cash flow information
Cash paid for income taxes	$769,802	$1,356,299
Cash paid for interest	$216,007	$45,003
See notes to condensed consolidated financial statements.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    INTERIM FINANCIAL INFORMATION
The accompanying (a) condensed consolidated balance sheet as of December 31, 2021, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2022 and 2021 have been prepared by XPEL, Inc. (“XPEL” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns and seasonal, operating and other factors.
 These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K as filed with the SEC on February 28, 2022 (the "Annual Report").  These condensed consolidated financial statements also should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations section appearing in this Report.

2.    SIGNIFICANT ACCOUNTING POLICIES
Nature of Business - The Company is based in San Antonio, Texas and sells, distributes, and installs protective films and coatings, including automotive paint protection film, surface protection film, automotive and architectural window films and ceramic coatings. The Company was incorporated in the state of Nevada, U.S.A in October 2003.
Basis of Presentation - The condensed consolidated financial statements are prepared in conformity with United States Generally Accepted Accounting Principles ("U.S. GAAP") and include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated.
The functional currency for the Company is the United States ("U.S.") Dollar. The assets and liabilities of each of its foreign subsidiaries are translated into U.S. Dollars using the exchange rate as of the balance sheet date. Revenues and expenses are translated at the average exchange rates for the period. Gains and losses from translations are recognized in foreign currency translation included in accumulated other comprehensive loss in the accompanying consolidated balance sheets. Foreign currency exchange gains and losses are presented as foreign currency exchange loss in the accompanying condensed consolidated statements of income. The ownership percentages and functional currencies of the entities included in these condensed consolidated financial statements are follows:

XPEL, Inc.
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
Accounts Receivable - Accounts receivable are shown net of an allowance for doubtful accounts of $238,736 and $250,082 as of March 31, 2022 and December 31, 2021, respectively. The Company evaluates the adequacy of its allowances by analyzing the aging of receivables, customer financial condition, historical collection experience, the value of any collateral and other economic and industry factors. Actual collections may differ from historical experience, and if economic, business or customer conditions deteriorate significantly, adjustments to these reserves may be required. When the Company becomes aware of factors that indicate a change in a specific customer’s ability to meet its financial obligations, the Company records a specific reserve for credit losses. The Company had no significant accounts receivable concentration as of March 31, 2022 or December 31, 2021.
Provisions and Warranties - We provide a warranty on our products. Liability under the warranty policy is based on a review of historical warranty claims. Adjustments are made to the accruals as claims and data experience warrant. Our liability for warranties as of March 31, 2022 and December 31, 2021 was $152,365 and $75,329, respectively. The following tables present a summary of our accrued warranty liabilities for the three months ended March 31, 2022 and the twelve months ended December 31, 2021:

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2022
Warranty liability, January 1	$75,329
Warranties assumed in period	137,517
Payments	(60,481)
Warranty liability, March 31	$152,365

2021
Warranty liability, January 1	$52,006
Warranties assumed in period	398,075
Payments	(374,752)
Warranty liability, December 31	$75,329
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
Revenue from product and services sales is recognized when control of the goods, or benefit of the service, is furnished to the customer. This occurs at a point in time, typically upon shipment to the customer or completion of the service. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.
Based upon the nature of the products the Company sells, its customers have limited rights of return and those present are immaterial. Discounts provided by the Company to customers at the time of sale are recognized as a reduction in sales as the products are sold.
Warranty obligations associated with the sale of our products are assurance-type warranties that are a guarantee of the product’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract. Warranty expense is included in cost of sales.
We apply a practical expedient to expense direct costs of obtaining a contract when incurred because the amortization period would be one year or less.
Under its contracts with customers, the Company stands ready to deliver product upon receipt of a purchase order. Accordingly, the Company has no performance obligations under its contracts until its customers submit a purchase order. The Company does not enter into commitments to provide goods or services that have terms greater than one year. In limited cases, the Company does require payment in advance of shipping product. Typically, product is shipped within a few days after prepayment is received. These prepayments are recorded as contract liabilities on the condensed consolidated balance sheet and are included in accounts payable and accrued liabilities (Note 9). As the performance obligation is part of a contract that has an original expected duration of less than one year, the Company has applied the practical expedient under the Accounting Standards Codification Topic 606 ("ASC 606") to omit disclosures regarding remaining performance obligations.
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
The following table summarizes transactions within contract liabilities for the three months ended March 31, 2022:

Balance, December 31, 2021	$817,955
Revenue recognized related to payments included in the December 31, 2021 balance	(556,422)
Payments received for which performance obligations have not been satisfied	180,901
Balance, Effect of foreign currency translation	(1,690)
Balance, March 31, 2022	$440,744
The table below sets forth the disaggregation of revenue by product category for the periods indicated below:

	Three Months Ended March 31,
	2022	2021
Product Revenue
Paint protection film	$43,960,520	$35,784,433
Window film	11,533,740	7,159,291
Other	2,603,186	1,987,629
Total	58,097,446	44,931,353

Service Revenue
Software	$1,206,636	$978,019
Cutbank credits	2,929,885	2,635,835
Installation labor	9,255,739	3,114,502
Training	349,778	206,405
Other	24,283	—
Total	13,766,321	6,934,761

Total	$71,863,767	$51,866,114
Because many of our international customers require us to ship their orders to freight forwarders located in the United States, we cannot be certain about the ultimate destination of the product. The

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
following table represents our estimate of sales by geographic regions based on our understanding of ultimate product destination based on customer interactions, customer locations and other factors:

	Three Months Ended March 31,
	2022	2021
United States	$41,586,791	$25,604,612
China	8,858,744	10,705,495
Canada	7,850,256	4,946,175
Continental Europe	5,662,921	4,324,510
United Kingdom	2,427,777	1,785,796
Middle East/Africa	2,049,348	1,962,630
Asia Pacific	2,032,635	1,591,575
Latin America	1,205,967	916,578
Other	189,328	28,743
Total	$71,863,767	$51,866,114
Our largest customer accounted for 12.3% and 20.6% of our net sales during the three months ended March 31, 2022 and 2021, respectively.

4.    PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following:

	March 31, 2022	December 31, 2021
Furniture and fixtures	$2,380,478	$2,146,522
Computer equipment	2,451,520	2,201,462
Vehicles	857,663	821,678
Equipment	4,232,513	3,571,517
Leasehold improvements	5,316,338	5,137,705
Plotters	2,325,327	2,132,930
Construction in Progress	581,104	117,505
Total property and equipment	18,144,943	16,129,319
Less: accumulated depreciation	6,780,738	6,231,193
Property and equipment, net	$11,364,205	$9,898,126
Depreciation expense for the three months ended March 31, 2022 and 2021 was $756,344 and $383,090, respectively.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5.    INTANGIBLE ASSETS, NET
Intangible assets consists of the following:

	March 31, 2022	December 31, 2021
Trademarks	$503,350	$500,136
Software	3,791,035	3,431,276
Trade name	2,523,159	2,578,877
Contractual and customer relationships	31,350,376	31,325,826
Non-compete	463,237	458,655
Other	698,120	692,862
Total at cost	39,329,277	38,987,632
Less: Accumulated amortization	7,351,772	6,254,861
Intangible assets, net	$31,977,505	$32,732,771
Amortization expense for the three months ended March 31, 2022 and 2021 was $1,076,466 and $262,606, respectively.

6.    GOODWILL
The following table summarizes goodwill transactions for the three months ended March 31, 2022 the twelve months ended December 31, 2021:

2022
Balance at December 31, 2021	$25,655,428
Open period adjustments for 2021 acquisitions not yet finalized	(37,585)
Foreign Exchange	(3,733)
Balance at March 31, 2022	$25,614,110

2021
Balance at December 31, 2020	$4,472,217
Additions	21,284,381
Foreign Exchange	(101,170)
Balance at December 31, 2021	$25,655,428

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7.    INVENTORIES
The components of inventory are summarized as follows:

	March 31, 2022	December 31, 2021
Raw materials	$7,684,430	$2,698,512
Work in process	3,720,554	180,009
Finished goods	63,081,859	49,057,643
	$74,486,843	$51,936,164

8.    DEBT
REVOLVING FACILITIES
The Company has a $75,000,000 revolving line of credit with Texas Partners Bank (which does business as the Bank of San Antonio). The facility is utilized to fund the Company's working capital needs and other strategic initiatives, and is secured by a security interest in substantially all of the Company's current and future assets. Borrowings under the credit agreement bear interest on at the Wall Street Journal U.S. Prime Rate less 0.75% per annum if the Company's EBITDA ratio (as defined in the Loan Agreement governing the facility) is equal to or less than 2.00 to 1.00 or the Wall Street Journal U.S. Prime rate less 0.25% if the Company's EBITDA ratio is greater than 2.00 to 1.00. The facility also includes a fee of 0.25% of the unused capacity on the facility. The interest rate for this credit facility as of March 31, 2022 and December 31, 2021 was 2.75% and 2.50%, respectively. The Company paid interest charges on borrowings under this facility of $216,007 during the three months ended March 31, 2022, and had a balance of $33,000,000 and $25,000,000 as of March 31, 2022 and December 31, 2021, respectively. This facility matures on July 5, 2024.
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
The Company also has a CAD $4.5 million revolving credit facility through HSBC Bank Canada, and is maintained by XPEL Canada Corp., a wholly-owned subsidiary of XPEL. This Canadian facility is utilized to fund the Company's working capital needs in Canada. This facility bears interest at HSBC Canada Bank’s prime rate plus 0.25% per annum and is guaranteed by the parent company. As of March 31, 2022 and December 31, 2021, no balance was outstanding on this line of credit.
As of March 31, 2022 and December 31, 2021, the Company was in compliance with all debt covenants.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTES PAYABLE
As part of its acquisition strategy, the Company may use a combination of cash and unsecured non-interest bearing promissory notes payable to fund its business acquisitions. The Company discounts the promissory note to fair value using market interest rates at the time of the acquisition.
Notes payable are summarized as follows:

	Weighted Average Interest Rate	Matures	March 31, 2022	December 31, 2021
Face value of acquisition notes payable	2.81%	2023	$355,918	$458,188
Unamortized discount			(4,244)	(7,058)
Current portion			(351,674)	(375,413)
Total long-term debt			$—	$75,717

9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following table presents significant accounts payable and accrued liability balances as of the periods ending:

	March 31, 2022	December 31, 2021
Trade payables	$36,177,802	$25,174,805
Payroll liabilities	2,063,180	3,385,307
Contract liabilities	440,744	817,955
Acquisition holdback payments	2,018,311	2,007,294
Other liabilities	1,657,293	1,529,254
	$42,357,330	$32,914,615

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

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Liabilities measured at fair value on a recurring basis as of the dates noted below are as follows:

	March 31, 2022	December 31, 2021
Level 3:
Contingent Liabilities	$2,493,860	$2,665,033
We assessed the fair value of our contingent consideration liabilities as of March 31, 2022 and reduced the carrying value of our Veloce-related contingent liability by $50,000. This reduction is reflected in general and administrative expenses in the Condensed Consolidated Statement of Income for the three months ended March 31, 2022. The remainder of the decrease in our contingent liabilities is attributable to foreign currency fluctuations or to non-finalized acquisition related valuations. These decreases are recorded in accumulated other comprehensive loss and goodwill, respectively.

11.    COMMITMENTS AND CONTINGENCIES
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

12.    EARNINGS PER SHARE
We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes effect of granted incremental restricted stock units.
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share:

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
Numerator	2022	2021
Net income	$7,803,132	$6,847,059
Denominator
Weighted average basic shares	27,612,597	27,612,597
Dilutive effect of restricted stock units	—	—
Weighted average diluted shares	27,612,597	27,612,597
Earnings per share
Basic	$0.28	$0.25
Diluted	$0.28	$0.25

13.    ACQUISITIONS OF BUSINESS
We acquired seven business during the twelve months ended December 31, 2021. The purchase price and purchase price allocation for acquisitions completed after May 2021 have not been finalized and remain preliminary in nature. These figures will be finalized within one year of the acquisition date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess the financial condition and results of operations of XPEL, Inc. (“XPEL” or the “Company”). Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the heading “Forward-Looking Statements” in this report and under “Business," "Risk Factors,” "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements and Supplementary Data" in the Annual Report which is available on the SEC’s website at www.sec.gov.
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
•Our business faces unpredictable global, economic and business conditions, including the risk of inflation in various markets.
We believe the items we have outlined above are important factors that could cause estimates included in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf.  We have discussed these factors in more detail in in the Annual Report. These factors are not necessarily all of the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our shareholders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution when considering our forward-looking statements.
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
•2016 - We opened our XPEL Netherlands office and established our European headquarters
•2017
◦We continued our international expansion with the acquisition of Protex Canada Corp., or Protex Canada, a leading franchisor of automotive protective film franchises serving Canada, and
◦We opened our XPEL Mexico office.
•2018

◦We launched our first product offering outside of the automotive industry, a window and security film protection for commercial and residential uses.
◦We introduced the next generation of our highly successful ULTIMATE line, ULTIMATE PLUS.
◦We acquired Apogee Corporation which led to formation of XPEL Asia based in Taiwan.
•2019
◦We were approved for the listing of our stock on Nasdaq trading under the symbol “XPEL”.
•2020
◦We acquired Protex Centre, a wholesale-focused paint protection installation business based in Montreal, Canada.
◦We expanded our presence in France with the acquisition of certain assets of France Auto Racing.
◦We expanded our architectural window film presence with the acquisition of Houston based Veloce Innovation, a leading provider of architectural films for use in residential, commercial, marine and industrial settings.
•2021
◦We expanded our presence into numerous automotive dealerships throughout the United States with the acquisition of PermaPlate Film, LLC, a wholesale-focused automotive window film installation and distribution business based in Salt Lake City, Utah.
◦We acquired five businesses in the United States and Canada from two sellers as a continuation of our acquisition strategy. These acquisitions allowed us to continue to increase our penetration into mid-range dealerships in the US and solidify our presence in Western Canada.
◦We acquired invisiFRAME, Ltd, a designer and manufacturer of paint protection film patterns for bicycles, thus further expanding our non-automotive offerings.
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
XPEL also continues to expand its delivery channels by acquiring select installation facilities in key markets and acquiring international partners to enhance our global reach. As we expand globally, we strive to tailor our distribution model to adapt to target markets. We believe this flexibility allows us to penetrate and grow market share more efficiently. Our acquisition strategy centers on our belief that the closer the Company is to its end customers, the greater its ability to drive increased product sales. In our last fiscal year, we acquired several businesses serving multiple markets in the United States, Canada, and the United Kingdom, in furtherance of this objective.

We continue to drive expansion of our non-automotive product portfolio. Our architectural window film segment continues to gain traction. We believe there are multiple uses for protective films and we continue to explore those adjacent market opportunities.

Trends and Uncertainties
We continue to see strong recovery from COVID-19. Revenue has continued to increase in most major markets, as it has since early in the pandemic. Despite continued positive trends, the long-term effects of the pandemic on our financial results in future periods cannot reasonably be estimated, and they could be significant. The COVID-19 pandemic still poses the risks of substantial volatility, uncertainty and economic disruption. See the risk factor “The COVID-19 pandemic could materially adversely affect our financial condition and results of operations” included in Part I, Item 1A “Risk Factors” in the Annual Report for further discussion of the potential impact of the COVID-19 pandemic on our business, results of operations and financial condition.
As we look ahead, we are unable to predict the continuing impact that the COVID-19 pandemic will have on our customers and suppliers or our own operations and financial results. Despite the reduction of restrictions related to the COVID-19 pandemic and the ongoing recovery of our operations, significant uncertainty still exists concerning the magnitude of the residual impact of the pandemic. Additionally, automotive sales and production are highly cyclical, and the cyclical nature of the industry has been, and could continue to be, compounded by the pandemic. As demand for automotive products fluctuates or decreases, the demand for our products may also fluctuate or decrease. Automotive manufacturers also continue to experience a global semiconductor shortage which has affected production of vehicles and, in turn, available inventory at dealerships. During the quarter ended March 31, 2022, inventory at dealerships remained at low levels. As long as the semiconductor shortage persists and leads to low dealership inventories, there could be a material adverse effect on our business, financial condition and results of operations. Refer to the risk factor ‘We are highly dependent on the automotive industry. A prolonged or material contraction in automotive sales and production volumes could adversely affect our business, results of operations and financial condition” in the Annual Report for additional consideration of the cyclical nature of the automotive industry. We will continue to closely monitor updates regarding the continuing impact of COVID-19 and automotive sales and adjust our operations according to guidelines form local, state and federal officials. In light of the foregoing, we may take actions that alter our business operations or that we determine are in the best interest of our employees, customers, suppliers and stockholders.
Various geographies in which we operate, including the United States, are experiencing an increasing inflationary environment. We are actively monitoring the broader economic impact of inflation on the demand for our products and services. See risk factor "General global economic and business conditions affect demand for our products" included in Part I, Item 1A-Risk Factors, in the Annual Report on Form 10-K

Key Business Metric - Non-GAAP Financial Measures
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

The following table is a reconciliation of Net income to EBITDA for the three months ended March 31, 2022 and 2021:

	(Unaudited)
	Three Months Ended March 31,
	2022	2021
Net Income	$7,803,132	$6,847,059
Interest	219,726	52,719
Taxes	2,007,938	1,611,720
Depreciation	756,344	383,090
Amortization	1,076,466	262,606
EBITDA	$11,863,606	$9,157,194

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

Results of Operations
The following table summarizes the Company’s consolidated results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	% of Total Revenue	Three Months Ended March 31, 2021	% of Total Revenue	$ Change	% Change
Total revenue	$71,863,767	100.0%	$51,866,114	100.0%	$19,997,653	38.6%
Total cost of sales	44,147,334	61.4%	33,579,683	64.7%	10,567,651	31.5%
Gross margin	27,716,433	38.6%	18,286,431	35.3%	9,430,002	51.6%
Total operating expenses	17,680,511	24.6%	9,739,321	18.8%	7,941,190	81.5%
Operating income	10,035,922	14.0%	8,547,110	16.5%	1,488,812	17.4%
Other expenses	224,852	0.3%	88,331	0.2%	136,521	154.6%
Income tax	2,007,938	2.8%	1,611,720	3.1%	396,218	24.6%
Net income	$7,803,132	10.9%	$6,847,059	13.2%	$956,073	14.0%

The following table summarizes revenue results for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		%	% of Total Revenue
	2022	2021	Inc (Dec)	2022	2021
Product Revenue
Paint protection film	$43,960,520	$35,784,433	22.8%	61.2%	69.0%
Window film	11,533,740	7,159,291	61.1%	16.0%	13.8%
Other	2,603,186	1,987,629	31.0%	3.6%	3.8%
Total	$58,097,446	$44,931,353	29.3%	80.8%	86.6%

Service Revenue
Software	$1,206,636	$978,019	23.4%	1.7%	1.9%
Cutbank credits	2,929,885	2,635,835	11.2%	4.1%	5.1%
Installation labor	9,255,739	3,114,502	197.2%	12.9%	6.0%
Training	349,778	206,405	69.5%	0.5%	0.4%
Other	24,283	—	n/a	0.0%	0.0%
Total	$13,766,321	$6,934,761	98.5%	19.2%	13.4%

Total	$71,863,767	$51,866,114	38.6%	100.0%	100.0%
Because many of our international customers require us to ship their orders to freight forwarders located in the United States, we cannot be certain about the ultimate destination of the product. The following table represents our estimate of sales by geographic regions based on our understanding of ultimate product destination based on customer interactions, customer locations and other factors for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		%	% of Total Revenue
	2022	2021	Inc (Dec)	2022	2021
United States	$41,586,791	$25,604,612	62.4%	57.9%	49.4%
China	8,858,744	10,705,495	(17.3)%	12.3%	20.6%
Canada	7,850,256	4,946,175	58.7%	10.9%	9.5%
Continental Europe	5,662,921	4,324,510	30.9%	7.9%	8.3%
United Kingdom	2,427,777	1,785,796	35.9%	3.4%	3.4%
Middle East/Africa	2,049,348	1,962,630	4.4%	2.9%	3.8%
Asia Pacific	2,032,635	1,591,575	27.7%	2.8%	3.1%
Latin America	1,205,967	916,578	31.6%	1.7%	1.8%
Other	189,328	28,743	558.7%	0.2%	0.1%
Total	$71,863,767	$51,866,114	38.6%	100.0%	100.0%
Product Revenue. Product revenue increased 29.3% over the three months ended March 31, 2021 Product revenue represented 80.8% of our total revenue for the three months ended March 31, 2022 and 86.6% for the three months ended March 31, 2021. Revenue from our paint protection film product line increased 22.8% for the three months ended March 31, 2022. Paint protection film sales represented 61.2% and 69.0% of our total consolidated revenues for the three months ended March 31, 2022 and 2021, respectively. The increase in the total amount of paint protection film sales was primarily due to robust demand for our products in most of our sales regions. This increase in demand was driven by both an increase in the number of customers and increased revenue from our existing customers. Revenue from our window film product line grew 61.1% for the three months ended March 31, 2022. Window film sales represented 16.0% and 13.8% of our total consolidated revenues for the three months ended March 31, 2022 and 2021, respectively. This increase was due to increased demand of our window film products across our distribution channels.
Service revenue. Service revenue consists of fees for DAP software access, cutbank credit revenue, which represents the value of pattern access provided with eligible product revenue, revenue from the labor portion of installation sales in our Company-owned installation centers and revenue from training services provided to our customers. Service revenue grew 98.5% over service revenue for the three months ended March 31, 2021. Service revenue represented 19.2% and 13.4% of our total consolidated revenue from the three months ended March 31, 2022 and 2021, respectively. This increase was driven primarily by strong growth in our installation business, which was bolstered by several installation-focused acquisitions completed in 2021 and increased demand in our Company-owned facilities.
Total installation revenue (labor and product combined) at our Company-owned installation centers for the three months ended March 31, 2022 increased 197.2% over the three months ended March 31, 2021. This represented 15.3% and 7.1% of our total consolidated revenue for the three months ended March 31, 2022 and 2021, respectively. This increase was due primarily to acquired dealership services businesses in 2021. Excluding the impact from our 2021 acquisitions, total installation revenue grew 40.0%. Adjusted product revenue, which combines the cutbank credit revenue service component with product revenue, increased 28.3% in the three months ended March 31, 2022 versus the three months ended March 31, 2021 due mainly to continued increasing demand.
Software revenue increased 23.4% from the three months ended March 31, 2021. The increase was due primarily to increases in total subscribers to our software. Software revenue represented 1.7% and 1.9% of our total consolidated revenue for the three months ended March 31, 2022 and 2021, respectively. Cutbank credit revenue grew 11.2% from the three months ended March 31, 2021. This increase was due mainly to increased demand for our products and services. Cutbank sales represented 4.1% and 5.1% of our total consolidated revenue for the three months ended March 31, 2022 and 2021, respectively.

Cost of Sales
Cost of sales consists of product costs and the costs to provide our services. Product costs consist of material costs, personnel costs related to warehouse personnel, shipping costs, warranty costs and other related costs to provide products to our customers. Cost of service includes the labor costs associated with installation of product in our Company-owned facilities, costs of labor associated with pattern design for our cutting software and the costs incurred to provide training for our customers. Product costs in the three months ended March 31, 2022 increased 21.1% over the three months ended March 31, 2021. Cost of product sales represented 53.1% and 60.8% of total revenue in the three months ended March 31, 2022 and 2021, respectively. Cost of services grew 192.8% during the three months ended March 31, 2022 and represented 19.2% and 13.4% of total revenue for the three months ended March 31, 2022 and 2021, respectively. The increase in service costs was largely due to increased installation costs necessary to support our expanded installation presence following 2021 acquisitions.
Gross Margin
Gross margin for the three months ended March 31, 2022 grew approximately $9.4 million, or 51.6%, from the three months ended March 31, 2021. For the three months ended March 31, 2022 and 2021, gross margin represented 38.6% and 35.3% of revenue, respectively. The following table summarizes gross margin for product and services for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		%	% of Category Revenue
	2022	2021	Inc (Dec)	2022	2021
Product margin	$19,903,459	$13,384,806	48.7%	34.3%	29.8%
Service margin	7,812,974	4,901,625	59.4%	56.8%	70.7%
Total	$27,716,433	$18,286,431	51.6%	38.6%	35.3%
Product gross margin for the three months ended March 31, 2022 increased approximately $6.5 million, or 48.7%, over the three months ended March 31, 2021 and represented 34.3% and 29.8% of product revenue for the three months ended March 31, 2022 and 2021, respectively. The increase in product gross margin percentages were primarily due to decreases in product costs and improved operating leverage.
Service gross margin increased approximately $2.9 million, or 59.4%, over the three months ended March 31, 2021. This represented 56.8% and 70.7% of total service revenue for the three months ended March 31, 2022 and 2021, respectively. The decrease in service margin percentage was primarily due to an approximate $0.3 million impact from low new car dealership inventories that impacted our dealership services business.
Operating Expenses
Sales and marketing expenses for the three months ended March 31, 2022 increased $2.9 million, or 86.3%, compared to the same period in 2021. These expenses represented 8.8% and 6.5% of total consolidated revenue for the three months ended March 31, 2022 and 2021, respectively. This increase was due primarily to expanded marketing activities as we continue to support the on-going growth of the business and costs related to our XPEL Dealer Conference which was held in the first quarter of 2022 and was not held in 2021.
General and administrative expenses grew approximately $5.0 million, or 79.0%, during the three months ended March 31, 2022 over the three months ended March 31, 2021. These costs represented 15.8% and 12.2% of total consolidated revenue for the three months ended March 31, 2022 and 2021, respectively. The increase was due mainly to increases in personnel, occupancy costs, and professional fees to support the ongoing growth of the business and acquisition related expenses including increased amortization associated with intangible assets acquired during 2021.
Income Tax Expense
Income tax expense for the three months ended March 31, 2022 increased $0.4 million from the three months ended March 31, 2021. Our effective tax rate was 20.5% for the three months ended March 31, 2022 compared with 19.1% for the three months ended March 31, 2021. The increase in our effective rate was primarily due to an increase in our state effective rate and the impact of international operations, including an increase in international tax inclusions.
Net Income
Net income for the three months ended March 31, 2022 increased by $1.0 million, or 14.0%, to $7.8 million.

Liquidity and Capital Resources
The primary source of liquidity for our business is available cash and cash equivalents and cash flows provided by operations. As of March 31, 2022, we had cash and cash equivalents of $10.6 million. For the three months ended March 31, 2022, cash used in operations was $4.3 million. We expect available cash, internally generated funds, and borrowings from our committed credit facility to be sufficient to support working capital needs, capital expenditures (including acquisitions), and our debt service obligations. We are focused on continuing to generate positive operating cash to fund our operational and capital investment initiatives. We believe we have sufficient liquidity to operate for at least the next 12 months from the date of filing this report.
Operating activities. Cash flows used in operations totaled approximately $4.3 million for the three months ended March 31, 2022, compared to positive cash flows from operations of $8.9 million for the three months ended March 31, 2021. The decrease in operating cash flows was driven primarily by inventory purchases related to our intentional inventory build-up to assist us in reducing future supply chain risk offset by an increase in operating earnings and other changes in working capital.
Investing activities. Cash flows used in investing activities totaled approximately $2.6 million during the three months ended March 31, 2022 compared to $1.5 million during the three months ended March 31, 2021. This increase was primarily due to expenditures to support expanded operating locations.
Financing activities. Cash flows provided by financing activities during the three months ended March 31, 2022 totaled approximately $7.9 million compared to cash flow used in financing activities in the prior year of $0.7 million. This difference is due primarily to borrowings on our revolving line of credit.
Debt obligations, including balances outstanding on committed credit facilities, and contingent liabilities as of March 31, 2022 and December 31, 2021 totaled approximately $35.8 million and $28.1 million, respectively.

Future liquidity and capital resource requirements
We expect to fund ongoing operating expenses, capital expenditures, acquisitions, interest payments, tax payments, credit facility maturities, future lease obligations, and payments for other long-term liabilities with cash flow from operations. In the short-term, we are contractually obligated to make lease payments and make payments on unsecured non-interest bearing promissory notes payable and contingent liabilities related to certain completed acquisitions. In the long-term, we are contractually obligated to make lease payments, for contingent liabilities, and for repayment of borrowings on our line of credit. We believe that we have sufficient cash and cash equivalents and borrowing capacity to cover our estimated short-term and long-term funding needs.

Credit Facilities
The Company has a $75,000,000 revolving line of credit with Texas Partners Bank (which does business as The Bank of San Antonio). The facility is utilized to fund the Company's working capital needs and other strategic initiatives, and is secured by a security interest in substantially all of the Company's current and future assets. Borrowings under the credit agreement bear interest on at the Wall Street Journal U.S. Prime Rate less 0.75% per annum if the Company's EBITDA ratio (as defined in the Loan Agreement governing the facility) is equal to or less than 2.00 to 1.00 or the Wall Street Journal U.S. Prime rate less 0.25% if the Company's EBITDA ratio is greater than 2.00 to 1.00. The facility also contains a fee of 0.25% of the unused capacity on the facility. The interest rate for this credit facility as of March 31, 2022 and December 31, 2021 was 2.75% and 2.50%, respectively. The Company paid interest charges on borrowings under this facility of 216,007 during the three months ended March 31, 2022, and had a balance of $33,000,000 and $25,000,000 as of March 31, 2022 and December 31, 2021, respectively. This facility matures on July 5, 2024.
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
The Company also has a CAD $4.5 million revolving credit facility through HSBC Bank Canada, and is maintained by XPEL Canada Corp., a wholly-owned subsidiary of XPEL. This Canadian facility is utilized to fund the Company's working capital needs in Canada. This facility bears interest at HSBC Canada Bank’s prime rate plus 0.25% per annum and is guaranteed by the parent company. As of March 31, 2022 and December 31, 2021, no balance was outstanding on this line of credit.

Critical Accounting Estimates
There have been no material changes to the Company’s critical accounting estimates from the information provided in the Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar, the Euro, the Mexican Peso, and the New Taiwanese Dollar. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive loss, a component of stockholders’ equity in our condensed consolidated balance sheets. We do not currently hedge our exposure to potential foreign currency translation adjustments.
Borrowings under our revolving lines of credit are subject to market risk resulting from changes in interest rates related to our floating rate bank credit facilities. For such borrowings, a hypothetical 200 basis point increase in variable interest rates may result in a material impact to our financial statements. We do not currently have any derivative contracts to hedge our exposure to interest rate risk. During each of the periods presented, we have not experienced a significant effect on our business due to changes in interest rates.

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
Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.
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

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item IA of the Annual Report, except as noted below:
We have operations or activities in numerous countries and market-regions throughout the world. As a result, our global financial results are affected by economic, political and other conditions in the global economy as well as in the United States. Economic conditions in several of our markets are increasingly experiencing increasing inflation which could impact the demand for our products. This could significantly impact our future financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

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

XPEL, Inc. (Registrant)

	By:	/s/ Barry R. Wood
Barry R. Wood
Senior Vice President and Chief Financial Officer
May 10, 2022		(Authorized Officer and Principal Financial and Accounting Officer)