Form 10-Q
period 2022-06-30
XPEL, Inc.
filed 2022-08-09
CIK 1767258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The registrant had 27,616,064 shares of common stock outstanding as of August 9, 2022.

Part I. Financial Information

Item 1. Financial Statements

XPEL, INC.
Condensed Consolidated Balance Sheets
(In thousands except share and per share data)

	(Unaudited)	(Audited)
	June 30, 2022	December 31, 2021
Assets
Current
Cash and cash equivalents	$9,321	$9,644
Accounts receivable, net	19,119	13,159
Inventory, net	74,142	51,936
Prepaid expenses and other current assets	4,434	3,672
Income tax receivable	550	617
Total current assets	107,566	79,028
Property and equipment, net	12,169	9,898
Right-of-use lease assets	13,580	12,910
Intangible assets, net	29,777	32,733
Other non-current assets	893	791
Goodwill	25,071	25,655
Total assets	$189,056	$161,015
Liabilities
Current
Current portion of notes payable	159	375
Current portion lease liabilities	3,673	2,978
Accounts payable and accrued liabilities	36,587	32,915
Total current liabilities	40,419	36,268
Deferred tax liability, net	2,412	2,748
Other long-term liabilities	1,140	2,631
Borrowings on line of credit	32,000	25,000
Non-current portion of lease liabilities	10,008	9,830
Non-current portion of notes payable	—	76
Total liabilities	85,979	76,553
Commitments and Contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.001 par value; authorized 10,000,000; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,612,597 issued and outstanding	28	28
Additional paid-in-capital	10,760	10,581
Accumulated other comprehensive loss	(1,860)	(590)
Retained earnings	94,149	74,443
Total stockholders’ equity	103,077	84,462
Total liabilities and stockholders’ equity	$189,056	$161,015
See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Income (Unaudited)
(In thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Product revenue	$67,040	$58,667	$125,137	$103,599
Service revenue	16,850	10,069	30,617	17,003
Total revenue	83,890	68,736	155,754	120,602

Cost of Sales
Cost of product sales	44,227	40,593	82,421	72,139
Cost of service	6,680	2,896	12,633	4,929
Total cost of sales	50,907	43,489	95,054	77,068
Gross Margin	32,983	25,247	60,700	43,534

Operating Expenses
Sales and marketing	5,906	4,687	12,218	8,075
General and administrative	11,328	7,888	22,696	14,240
Total operating expenses	17,234	12,575	34,914	22,315

Operating Income	15,749	12,672	25,786	21,219

Interest expense	322	44	542	97
Foreign currency exchange (gain) loss	457	(63)	462	(28)

Income before income taxes	14,970	12,691	24,782	21,150
Income tax expense	3,068	2,505	5,076	4,117
Net income	$11,902	$10,186	$19,706	$17,033

Earnings per share
Basic	$0.43	$0.37	$0.71	$0.62
Diluted	$0.43	$0.37	$0.71	$0.62
Weighted Average Number of Common Shares
Basic	27,613	27,613	27,613	27,613
Diluted	27,613	27,613	27,613	27,613

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Other comprehensive income
Net income	$11,902	$10,186	$19,706	$17,033
Foreign currency translation	(1,175)	226	(1,270)	16
Total comprehensive income	$10,727	$10,412	$18,436	$17,049

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands)

Stockholders' Equity - Three Months Ended June 30
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2021	27,613	$28	$10,412	$49,724	$(144)	$60,020
Net income	—	—	—	10,186	—	10,186
Foreign currency translation	—	—	—	—	226	226
Balance as of June 30, 2021	27,613	28	10,412	59,910	82	70,432

Balance as of March 31, 2022	27,613	28	10,652	82,247	(685)	92,242
Net income	—	—	—	11,902	—	11,902
Foreign currency translation	—	—	—	—	(1,175)	(1,175)
Stock-based compensation	—	—	108	—	—	108
Balance as of June 30, 2022	27,613	$28	$10,760	$94,149	$(1,860)	$103,077

Stockholders' Equity - Six Months Ended June 30
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	27,613	$28	$10,412	$42,877	$66	$53,383
Net income	—	—	—	17,033	—	17,033
Foreign currency translation	—	—	—	—	16	16
Balance as of June 30, 2021	27,613	28	10,412	59,910	82	70,432

Balance as of December 31, 2021	27,613	28	10,581	74,443	(590)	84,462
Net income	—	—	—	19,706	—	19,706
Foreign currency translation	—	—	—	—	(1,270)	(1,270)
Stock-based compensation	—	—	179	—	—	179
Balance as of June 30, 2022	27,613	$28	$10,760	$94,149	$(1,860)	$103,077

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$19,706	$17,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	1,596	803
Amortization of intangible assets	2,131	685
Gain on sale of property and equipment, net	(11)	(16)
Stock-based compensation	179	—
Bad debt expense	251	123
Deferred income tax	16	6
Accretion on notes payable	5	18

Changes in assets and liabilities:
Accounts receivable	(6,604)	(849)
Inventory, net	(22,725)	(2,394)
Prepaid expenses and other assets	(1,039)	(1,624)
Income tax receivable and payable	96	1,206
Accounts payable and accrued liabilities	3,874	4,082
Net cash (used in) provided by operating activities	(2,525)	19,073
Cash flows used in investing activities
Purchase of property, plant and equipment	(4,025)	(3,461)
Proceeds from sale of property and equipment	53	16
Acquisition of a business, net of cash acquired	—	(29,992)
Development of intangible assets	(623)	(201)
Net cash used in investing activities	(4,595)	(33,638)
Cash flows from financing activities
Net borrowings on revolving credit agreement	7,000	—
Repayments on term loan	—	(5,056)
Repayments of notes payable	(294)	(367)
Net cash used in provided by (used in) financing activities	6,706	(5,423)
Net change in cash and cash equivalents	(414)	(19,988)
Foreign exchange impact on cash and cash equivalents	91	(305)
Decrease in cash and cash equivalents during the period	(323)	(20,293)
Cash and cash equivalents at beginning of period	9,644	29,027
Cash and cash equivalents at end of period	$9,321	$8,734

Supplemental schedule of non-cash activities
Non-cash lease financing	$2,534	$1,490

Supplemental cash flow information
Cash paid for income taxes	$4,677	$2,939
Cash paid for interest	$502	$92
See notes to condensed consolidated financial statements.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    INTERIM FINANCIAL INFORMATION
The accompanying (a) condensed consolidated balance sheet as of December 31, 2021, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2022 and 2021 have been prepared by XPEL, Inc. (“XPEL” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period due to variability in customer purchasing patterns and seasonal, operating and other factors.
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

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Subsidiaries	Functional Currency	% Owned by XPEL, Inc.
XPEL, Ltd.	UK Pound Sterling	100%
XPEL Canada Corp.	Canadian Dollar	100%
XPEL B.V.	Euro	100%
XPEL Germany GmbH	Euro	100%
XPEL de Mexico S. de R.L. de C.V.	Peso	100%
XPEL Acquisition Corp.	Canadian Dollar	100%
Protex Canada, Inc.	Canadian Dollar	100%
Apogee Corp.	New Taiwan Dollar	100%
XPEL Slovakia	Euro	100%
XPEL France	Euro	100%
XPEL Spain	Euro	100%
PermaPlate Film, LLC	US Dollar	100%
1 One Armor, Inc.	US Dollar	100%
TintNet, Inc.	US Dollar	100%
North 1 Technologies, Inc.	Canadian Dollar	100%
1716808 Alberta, Ltd. o/a Shadow Tint	Canadian Dollar	100%
6873391 Canada, Ltd. o/a Shadow Shield	Canadian Dollar	100%
invisiFRAME, Ltd.	UK Pound Sterling	100%
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
Accounts Receivable - Accounts receivable are shown net of an allowance for doubtful accounts of $0.3 million and $0.3 million as of June 30, 2022 and December 31, 2021, respectively. The Company evaluates the adequacy of its allowances by analyzing the aging of receivables, customer financial condition, historical collection experience, the value of any collateral and other economic and industry factors. Actual collections may differ from historical experience, and if economic, business or customer conditions deteriorate significantly, adjustments to these reserves may be required. When the Company becomes aware of factors that indicate a change in a specific customer’s ability to meet its financial obligations, the Company records a specific reserve for credit losses. The Company had no significant accounts receivable concentration as of June 30, 2022 or December 31, 2021.
Provisions and Warranties - We provide a warranty on the Company's products. Liability under the warranty policy is based on a review of historical warranty claims. Adjustments are made to the accruals based on actual claims data. The Company's liability for warranties as of June 30, 2022 and December 31, 2021 was $0.2 million and $0.1 million, respectively. The following tables present a summary of the Company's accrued warranty liabilities for the six months ended June 30, 2022 and the twelve months ended December 31, 2021 (in thousands):

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2022
Warranty liability, January 1	$75
Warranties assumed in period	$295
Payments	$(168)
Warranty liability, June 30	$202

2021
Warranty liability, January 1	$52
Warranties assumed in period	$398
Payments	$(375)
Warranty liability, December 31	$75
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

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
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
The following table summarizes transactions within contract liabilities for the three and six months ended June 30, 2022 (in thousands):

Balance, December 31, 2021	$818
Revenue recognized related to payments included in the December 31, 2021 balance	$(556)
Payments received for which performance obligations have not been satisfied	$181
Effect of foreign currency translation	$(2)
Balance, March 31, 2022	$441
Revenue recognized related to payments included in the March 31, 2022 balance	$(387)
Payments received for which performance obligations have not been satisfied	$1,012
Effect of foreign currency translation	$(8)
Balance, June 30, 2022	$1,058

The table below sets forth the disaggregation of revenue by product category for the periods indicated below (in thousands):

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product Revenue
Paint protection film	$48,275	$45,245	$92,236	$81,030
Window film	15,786	11,084	27,320	18,243
Other	2,979	2,338	5,581	4,326
Total	67,040	58,667	125,137	103,599

Service Revenue
Software	$1,247	$1,055	$2,453	$2,033
Cutbank credits	4,178	3,386	7,108	6,022
Installation labor	11,048	5,358	20,303	8,473
Training	306	270	655	475
Other	71	—	98	—
Total	16,850	10,069	30,617	17,003

Total	$83,890	$68,736	$155,754	$120,602
Because many of the Company's international customers require us to ship their orders to freight forwarders located in the United States, we cannot be certain about the ultimate destination of the product. The following table represents the Company's estimate of sales by geographic regions based on the Company's understanding of ultimate product destination based on customer interactions, customer locations and other factors (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$49,166	$34,296	$90,753	$59,901
China	7,904	12,626	16,763	23,331
Canada	10,877	8,877	18,727	13,823
Continental Europe	6,944	5,215	12,607	9,539
United Kingdom	2,595	2,133	5,022	3,919
Middle East/Africa	2,654	2,414	4,703	4,376
Asia Pacific	1,977	2,056	4,009	3,648
Latin America	1,359	1,029	2,565	1,946
Other	414	90	605	119
Total	$83,890	$68,736	$155,754	$120,602
XPEL's largest customer accounted for 9.4% and 18.4% of the Company's net sales during the three months ended June 30, 2022 and 2021, respectively and 10.8% and 19.3% of the Company's net sales during the six months ended June 30, 2022 and 2021, respectively.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
4.    PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Furniture and fixtures	$2,560	$2,147
Computer equipment	2,687	2,201
Vehicles	822	822
Equipment	4,271	3,572
Leasehold improvements	6,743	5,138
Plotters	2,509	2,132
Construction in Progress	78	117
Total property and equipment	19,670	16,129
Less: accumulated depreciation	7,501	6,231
Property and equipment, net	$12,169	$9,898
Depreciation expense for the three months ended June 30, 2022 and 2021 was $0.8 million and $0.4 million, respectively. For the six months ended June 30, 2022 and 2021, depreciation expense was $1.6 million and $0.8 million, respectively.

5.    INTANGIBLE ASSETS, NET
Intangible assets consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Trademarks	$539	$500
Software	3,982	3,431
Trade names	1,463	2,579
Contractual and customer relationships	30,950	31,326
Non-compete	454	459
Other	676	693
Total cost	38,064	38,988
Less: Accumulated amortization	8,287	6,255
Intangible assets, net	$29,777	$32,733
Amortization expense for the three months ended June 30, 2022 and 2021 was $1.1 million and $0.4 million, respectively. For the six months ended June 30, 2022 and 2021, amortization expense was $2.1 million and $0.7 million, respectively. Certain of these intangible assets have been adjusted for business acquisition open period adjustments. Refer to Footnote 13 for discussion of these updates.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
6.    GOODWILL
The following table summarizes goodwill transactions for the six months ended June 30, 2022 and 2021 (in thousands):

Balance at December 31, 2021	$25,655
Open period adjustments for 2021 acquisitions not yet finalized	(153)
Foreign Exchange	(431)
Balance at June 30, 2022	$25,071

Balance at December 31, 2020	$4,472
Additions	11,272
Foreign Exchange	83
Balance at June 30, 2021	$15,827
The Company completed seven acquisitions during the twelve months ended December 31, 2021. Purchase price accounting for the five acquisitions completed on October 1, 2021 remain preliminary in nature. Accounting for these acquisitions will be finalized within one year of their completion. Refer to Footnote 13 for discussion related to open period adjustments.

7.    INVENTORIES
The components of inventory are summarized as follows (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$12,537	$2,699
Work in process	4,054	180
Finished goods	57,551	49,057
	$74,142	$51,936

8.    DEBT
REVOLVING FACILITIES
The Company has a $75.0 million revolving line of credit with a financial institution. The facility is utilized to fund the Company's working capital needs and other strategic initiatives, and is secured by a security interest in substantially all of the Company's current and future assets. Borrowings under the credit agreement bear interest on at the Wall Street Journal U.S. Prime Rate less 0.75% per annum if the Company's EBITDA ratio (as defined in the Loan Agreement governing the facility) is equal to or less than 2.00 to 1.00 or the Wall Street Journal U.S. Prime rate less 0.25% if the Company's EBITDA ratio is greater than 2.00 to 1.00. The facility also includes a fee of 0.25% of the unused capacity on the facility. The interest rate for this credit facility as of June 30, 2022 and December 31, 2021 was 4.00% and 2.50%, respectively. The Company paid interest charges on borrowings under this facility of $0.3 million and $0.5 million during the three and six months ended June 30, 2022, respectively, and had a balance of $32.0 million and $25.0 million as of June 30, 2022 and December 31, 2021, respectively. This facility matures on July 5, 2024.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The Company also has a CAD $4.5 revolving credit facility through a financial institution in Canada, and is maintained by XPEL Canada Corp., a wholly-owned subsidiary of XPEL. This Canadian facility is utilized to fund the Company's working capital needs in Canada. This facility bears interest at HSBC Canada Bank’s prime rate plus 0.25% per annum and is guaranteed by the parent company. As of June 30, 2022 and December 31, 2021, no balance was outstanding on this line of credit.
As of June 30, 2022 and December 31, 2021, the Company was in compliance with all debt covenants.
NOTES PAYABLE
As part of its acquisition strategy, the Company may use a combination of cash and unsecured non-interest bearing promissory notes payable to fund its business acquisitions. The Company discounts the promissory note to fair value using market interest rates at the time of the acquisition.
Notes payable are summarized as follows (in thousands):

	Weighted Average Interest Rate	Matures	June 30, 2022	December 31, 2021
Face value of acquisition notes payable	2.61%	2023	161	458
Unamortized discount			(2)	(7)
Current portion			(159)	(375)
Total long-term debt			$—	$76

9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following table presents significant accounts payable and accrued liability balances as of the periods ending (in thousands):

	June 30, 2022	December 31, 2021
Trade payables	$29,523	$25,175
Payroll liabilities	2,394	3,385
Contract liabilities	1,058	818
Acquisition holdback payments	1,300	2,007
Other liabilities	2,312	1,530
	$36,587	$32,915

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Liabilities measured at fair value on a recurring basis as of the dates noted below are as follows (in thousands):

	June 30, 2022	December 31, 2021
Level 3:
Contingent Liabilities	$1,119	$2,665
We assessed the fair value of these contingent considerations liabilities as of June 30, 2022. This assessment resulted in a reduction in the fair value of the liability of $0.3 million and $0.3 million for the three and six months ended June 30, 2022, respectively. This reduction is reflected in general and administrative expenses in the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2022. The remaining decrease in our contingent liabilities is attributable to foreign currency fluctuations and non-finalized acquisition related valuations. Refer to Footnote 13 for discussion of these valuation updates. These decreases are recorded in accumulated other comprehensive loss and goodwill, respectively.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands except per share values):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator	2022	2021	2022	2021
Net income	$11,902	$10,186	$19,706	$17,033
Denominator
Weighted average basic shares	27,613	27,613	27,613	27,613
Dilutive effect of restricted stock units	—	—	—	—
Weighted average diluted shares	27,613	27,613	27,613	27,613
Earnings per share
Basic	$0.43	$0.37	$0.71	$0.62
Diluted	$0.43	$0.37	$0.71	$0.62

13.    ACQUISITIONS OF BUSINESSES
We acquired seven businesses during the twelve months ended December 31, 2021. The valuations of the identifiable intangible assets for TintNet, Inc., 1 One Armor, 6873391 Canada Ltd. (operating as Shadow Shield), 1716808 Alberta Ltd. (operating as Shadow Tint), and North 1 Technologies remain preliminary pending the finalization of the valuation models. These valuations will be finalized during the three months ending September 30, 2022. The accounting for all other assets and liabilities related to these acquisitions has been finalized.
During the three months ended June 30, 2022, we finalized the valuation of the purchase price and related purchase price allocation for our November 1, 2021 acquisition of invisiFRAME Ltd. resulting in a $0.9 million reduction in purchase price. The final allocation resulted in a $1.1 million reduction in net identifiable intangible assets, a $0.1 million reduction in goodwill, a $0.3 million reduction in deferred tax liabilities and a $0.9 million reduction in contingent liabilities. These changes were caused by updates made to certain valuation assumptions, including the discount rate applied to the valuation model. These changes resulted in a $0.1 million reduction in amortization expense for the three and six months ended

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2022. The impact of this final valuation on the twelve months ended December 31, 2021 results was not material.

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
Trends and Uncertainties
Despite sustained positive trends in our business, broad uncertainty about the long-term implications of COVID-19 and its attendant market disruptions remains. Revenue has continued to increase in most of our major markets. Despite these trends, market disruptions in future periods cannot reasonably be estimated, and they could be significant. See the risk factor “The COVID-19 pandemic could materially adversely affect our financial condition and results of operations” included in Part I, Item 1A “Risk Factors” in the Annual Report for further discussion of the potential impact of the COVID-19 pandemic on our business, results of operations and financial condition.
In particular, it is difficult to forecast the impact that the ongoing effect of the COVID-19 pandemic will have on our customers, suppliers, or our own operations and financial results. Despite the reduction of restrictions related to the COVID-19 pandemic and the ongoing recovery of our operations, significant uncertainty still exists concerning the magnitude of the residual impact of the pandemic. Additionally, automotive sales and production are highly cyclical, and the cyclical nature of the industry has been, and could continue to be, compounded by the pandemic. As demand for automotive products fluctuates or decreases, the demand for our products may also fluctuate or decrease. Automotive manufacturers also continue to experience a global semiconductor shortage which has affected production of vehicles and, in turn, available inventory at dealerships. During the three and six months ended June 30, 2022, inventory at dealerships remained at low levels. As long as the semiconductor shortage persists and leads to low dealership inventories, there could be a material adverse effect on our business, financial condition and results of operations. Refer to the risk factor ‘We are highly dependent on the automotive industry. A prolonged or material contraction in automotive sales and production volumes could adversely affect our business, results of operations and financial condition” in the Annual Report for additional discussion of the cyclical nature of the automotive industry. We will continue to closely monitor updates regarding the continuing impact of COVID-19 and automotive sales and adjust our operations according to guidelines form local, state and federal officials. In light of the foregoing, we may take actions that alter our business operations or that we determine are in the best interest of our employees, customers, suppliers and stockholders.
Various geographies in which we operate, including the United States, are experiencing an increasing inflationary environment. We are actively monitoring the broader economic impact of inflation on the demand for our products and services. See risk factor "General global economic and business conditions affect demand for our products" included in Part I, Item 1A-Risk Factors, in the Annual Report on Form 10-K.
As more fully described in Part I, Item 1A-Risk Factors, in the Annual Report on Form 10-K, the entrotech agreement terminated on March 21, 2022. We continue to work towards entering a new supply agreement with entrotech; however, we cannot assure you that we will be successful in negotiating a new agreement. In the absence of a new agreement, we have continued purchasing from entrotech and expect to continue our supply relationship.

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

The following table is a reconciliation of Net Income to EBITDA for the three and six months ended June 30, 2022 and 2021 (in thousands except percentage figures):

	(Unaudited)			(Unaudited)
	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Net Income	$11,902	$10,186	16.8%	$19,706	$17,033	15.7%
Interest	322	44	631.8%	542	97	458.8%
Taxes	3,068	2,505	22.5%	5,076	4,117	23.3%
Depreciation	839	420	99.8%	1,596	803	98.8%
Amortization	1,054	423	149.2%	2,131	685	211.1%
EBITDA	$17,185	$13,578	26.6%	$29,051	$22,735	27.8%

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

Results of Operations
The following tables summarize the Company’s consolidated results of operations for the three and six months ended June 30, 2022 and 2021 (in thousands except percentage figures):

	Three Months Ended June 30, 2022	% of Total Revenue	Three Months Ended June 30, 2021	% of Total Revenue	$ Change	% Change
Total revenue	$83,890	100.0%	$68,736	100.0%	$15,154	22.0%
Total cost of sales	50,907	60.7%	43,489	63.3%	7,418	17.1%
Gross margin	32,983	39.3%	25,247	36.7%	7,736	30.6%
Total operating expenses	17,234	20.5%	12,575	18.3%	4,659	37.0%
Operating income	15,749	18.8%	12,672	18.4%	3,077	24.3%
Other expenses	779	0.9%	(19)	—%	798	(4,200.0)%
Income tax	3,068	3.7%	2,505	3.6%	563	22.5%
Net income	$11,902	14.2%	$10,186	14.8%	$1,716	16.8%

	Six Months Ended June 30, 2022	% of Total Revenue	Six Months Ended June 30, 2021	% of Total Revenue	$ Change	% Change
Total revenue	$155,754	100.0%	$120,602	100.0%	$35,152	29.1%
Total cost of sales	95,054	61.0%	77,068	63.9%	17,986	23.3%
Gross margin	60,700	39.0%	43,534	36.1%	17,166	39.4%
Total operating expenses	34,914	22.4%	22,315	18.5%	12,599	56.5%
Operating income	25,786	16.6%	21,219	17.6%	4,567	21.5%
Other expenses	1,004	0.6%	69	0.1%	935	1,355.1%
Income tax	5,076	3.3%	4,117	3.4%	959	23.3%
Net income	$19,706	12.7%	$17,033	14.1%	$2,673	15.7%

The following tables summarize revenue results for the three and six months ended June 30, 2022 and 2021 (in thousands except percentage figures):

	Three Months Ended June 30,		%	% of Total Revenue
	2022	2021	Inc (Dec)	2022	2021
Product Revenue
Paint protection film	$48,275	$45,245	6.7%	57.5%	65.8%
Window film	15,786	11,084	42.4%	18.8%	16.1%
Other	2,979	2,338	27.4%	3.6%	3.5%
Total	$67,040	$58,667	14.3%	79.9%	85.4%

Service Revenue
Software	$1,247	$1,055	18.2%	1.5%	1.5%
Cutbank credits	4,178	3,386	23.4%	5.0%	4.9%
Installation labor	11,048	5,358	106.2%	13.2%	7.8%
Training	306	270	13.3%	0.3%	0.4%
Other	71	—	n/a	0.1%	0.0%
Total	$16,850	$10,069	67.3%	20.1%	14.6%

Total	$83,890	$68,736	22.0%	100.0%	100.0%

	Six Months Ended June 30,		%	% of Total Revenue
	2022	2021	Inc (Dec)	2022	2021
Product Revenue
Paint protection film	$92,236	$81,030	13.8%	59.2%	67.2%
Window film	$27,320	$18,243	49.8%	17.5%	15.1%
Other	$5,581	$4,326	29.0%	3.6%	3.6%
Total	$125,137	$103,599	20.8%	80.3%	85.9%

Service Revenue
Software	$2,453	$2,033	20.7%	1.6%	1.7%
Cutbank credits	$7,108	$6,022	18.0%	4.6%	5.0%
Installation labor	$20,303	$8,473	139.6%	13.0%	7.0%
Training	$655	$475	37.9%	0.4%	0.4%
Other	$98	—	n/a	0.1%	0.0%
Total	$30,617	$17,003	80.1%	19.7%	14.1%

Total	$155,754	$120,602	29.1%	100.0%	100.0%
Because many of our international customers require us to ship their orders to freight forwarders located in the United States, we cannot be certain about the ultimate destination of the product. The following tables represent our estimate of sales by geographic regions based on our understanding of ultimate product destination based on customer interactions, customer locations and other factors for the three and six months ended June 30, 2022 and 2021 (in thousands except percentage figures):

	Three Months Ended June 30,		%	% of Total Revenue
	2022	2021	Inc (Dec)	2022	2021
United States	$49,166	$34,296	43.4%	58.6%	49.9%
China	7,904	12,626	(37.4)%	9.4%	18.4%
Canada	10,877	8,877	22.5%	13.0%	12.9%
Continental Europe	6,944	5,215	33.2%	8.3%	7.6%
United Kingdom	2,595	2,133	21.7%	3.1%	3.1%
Middle East/Africa	2,654	2,414	9.9%	3.2%	3.5%
Asia Pacific	1,977	2,056	(3.8)%	2.4%	3.0%
Latin America	1,359	1,029	32.1%	1.6%	1.5%
Other	414	90	360.0%	0.4%	0.1%
Total	$83,890	$68,736	22.0%	100.0%	100.0%

	Six Months Ended June 30,		%	% of Total Revenue
	2022	2021	Inc (Dec)	2022	2021
United States	$90,753	$59,901	51.5%	58.3%	49.7%
China	16,763	23,331	(28.2)%	10.8%	19.3%
Canada	18,727	13,823	35.5%	12.0%	11.5%
Continental Europe	12,607	9,539	32.2%	8.1%	7.9%
United Kingdom	5,022	3,919	28.1%	3.2%	3.2%
Middle East/Africa	4,703	4,376	7.5%	3.0%	3.6%
Asia Pacific	4,009	3,648	9.9%	2.6%	3.0%
Latin America	2,565	1,946	31.8%	1.6%	1.6%
Other	605	119	408.4%	0.4%	0.2%
Total	$155,754	$120,602	29.1%	100.0%	100.0%

Product Revenue. Product revenue for the three months ended June 30, 2022 increased 14.3% over the three months ended June 30, 2021 Product revenue represented 79.9% of our total revenue compared to 85.4% in the three months ended June 30, 2021. Revenue from our paint protection film product line increased 6.7% over the three months ended June 30, 2021. Paint protection film sales represented 57.5% and 65.8% of our total consolidated revenues for the three months ended June 30, 2022 and 2021, respectively. The increase in paint protection film sales was primarily attributable to continued demand for our various film product lines in most markets. Revenue from our window film product line grew 42.4% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Window film sales represented 18.8% and 16.1% of our total consolidated revenues for the three months ended June 30, 2022 and 2021, respectively. This increase in window film sales was due mainly to the continued broad-based increases in demand for our window film products throughout the world. Other product revenue for the three months ended June 30, 2021 increased 27.4% due mainly to continued demand for non-film related products such as ceramic coating, plotters, chemicals, and other film installation tools and accessories.
Product revenue for the six months ended June 30, 2022 increased 20.8% over the six months ended June 30, 2021. Product revenue represented 80.3% of our total revenue compared to 85.9% in the six months ended June 30, 2021. Revenue from our paint protection film product line increased 13.8% compared to the six months ended June 30, 2021 due mainly to continued broad-based increases in demand for protective film. Revenue from our window film grew 49.8% compared to the six months ended June 20, 2021. This increase was due mainly to continued broad-based increases in demand for our window film products throughout the world. Other product revenue for the six months ended June 30, 2022 increased 29.0% due mainly to continued demand for non-film related products such as ceramic coating, plotters, chemicals, and other film installation tools and accessories.
Service revenue. Service revenue consists of revenue from fees for DAP software access, cutbank credit revenue which represents per-cut fees sold for pattern access or the value of pattern access provided with eligible product revenue, revenue from the labor portion of installation sales in our installation centers and revenue from training services provided to our customers.
Service revenue grew 67.3% over the three months ended June 30, 2021. Within this category, software revenue increased 18.2% over the three months ended June 30, 2021. This increase was due to an increase in total subscribers to our DAP software. Cutbank credit revenue increased 23.4% from the three months ended June 30, 2021 due to substantial growth in our North American operations. Installation labor revenue increased 106.2% over the three months ended June 30, 2021 due to a substantially increased installation presence following our 2021 acquisitions of dealership services businesses.
Service revenue for the six months ended June 30, 2022 grew 80.1% over the six months ended June 30, 2021. Within this category, software revenue grew 20.7% over the six months ended June 30, 2021. This increase was due to an increase in total subscribers to our DAP software. Cutbank credit revenue increased 18.0% over the six months ended June 30, 2021 due to substantial growth in our North American operations. Installation labor increased 139.6% over the six months ended June 30, 2021 due to a substantially increased installation presence following our 2021 acquisitions of dealership services businesses.
Total installation revenue (labor and product combined) at our installation centers increased 106.2% over the three months ended June 30, 2021. This represented 15.7% and 9.3% of our total consolidated revenue for the three months ended June 30, 2022 and 2021, respectively. This increase was due primarily to acquired dealership services businesses in 2021. Total installation revenue increased 139.6% over the six months ended June 30, 2021. This represented 15.5% and 8.4% of our total consolidated revenue for the six months ended June 30, 2022 and 2021, respectively. This increase was due primarily to acquired dealership services businesses in 2021.
Adjusted product revenue, which combines the cutbank credit revenue service component with product revenue, increased 14.8% over the three months ended June 30, 2021. Adjusted product revenue increased 20.6% versus the six months ended June 30, 2021. For both the three and six month periods, this growth was due to sustained demand for our various product lines.
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
Product costs for the three months ended June 30, 2022 increased 9.0% over the three months ended June 30, 2021. Cost of product sales represented 52.7% and 59.1% of total revenue in the three months ended June 30, 2022 and 2021, respectively. Cost of service revenue grew 130.6% during the three months ended June 30, 2022 due mainly to the increased installation labor costs associated with our acquired dealership services businesses in 2021.
Product costs for the six months ended June 30, 2022 increased 14.3% over the six months ended June 30, 2021. Cost of product sales represented 52.9% and 59.8% of total revenue in the six months ended June 30, 2022 and 2021, respectively. Cost of service revenue grew 156.3% during the six months ended June 30, 2022 due mainly to the increased installation labor costs associated with our acquired dealership services businesses in 2021.
Gross Margin
Gross margin for the three months ended June 30, 2022 grew approximately $7.7 million, or 30.6%, from the three months ended June 30, 2021. For the three months ended June 30, 2022, gross margin represented 39.3% of revenue compared to 36.7% for the three months ended June 30, 2021
Gross margin for the six months ended June 30, 2022 grew approximately $17.2 million, or 39.4%, from the six months ended June 30, 2021. For the six months ended June 30, 2022, gross margin represented 39.0% of revenue compared to 36.1% for the six months ended June 30, 2021.
The following tables summarize gross margin for product and services for the three and six months ended June 30, 2022 and 2021 (in thousands except percentage figures):

	Three Months Ended June 30,		%	% of Category Revenue
	2022	2021	Inc (Dec)	2022	2021
Product	$22,813	$18,074	26.2%	34.0%	30.8%
Service	10,170	7,173	41.8%	60.4%	71.2%
Total	$32,983	$25,247	30.6%	39.3%	36.7%

	Six Months Ended June 30,		%	% of Category Revenue
	2022	2021	Inc (Dec)	2022	2021
Product	$42,716	$31,460	35.8%	34.1%	30.4%
Service	$17,984	$12,074	48.9%	58.7%	71.0%
Total	$60,700	$43,534	39.4%	39.0%	36.1%
Product gross margin for the three months ended June 30, 2022 increased approximately $4.7 million, or 26.2%, over the three months ended June 30, 2021 and represented 34.0% and 30.8% of total product revenue for the three months ended June 30, 2022 and 2021, respectively. This increase was due primarily to decreases in product costs and improved operating leverage.
Product gross margin for the six months ended June 30, 2022 increased approximately $11.3 million, or 35.8%, over the six months ended June 30, 2021 and represented 34.1% and 30.4% of total product revenue for the six months ended June 30, 2022 and 2021, respectively. This increase was due primarily to decreases in product costs and improved operating leverage.
Service gross margin increased approximately $3.0 million, or 41.8%, over the three months ended June 30, 2021. This represented 60.4% and 71.2% of total service revenue for the three months ended June 30, 2022 and 2021, respectively. The decrease in service gross margin percentage for the three months ended June 30, 2022 was primarily due to a higher percentage of lower margin installation labor costs relative to other higher margin service revenue components including a $0.3 million impact from low new car dealership inventories that impacted our dealership business.
Service gross margin increased approximately $5.9 million, or 48.9%, over the six months ended June 30, 2021. This represented 58.7% and 71.0% of total service revenue for the six months ended June 30, 2022 and 2021, respectively. The decrease in service gross margin percentage for the six months ended June 30, 2022 was primarily due to a higher percentage of lower margin installation labor costs relative to other higher margin service revenue components including a $0.6 million impact from low new car dealership inventories that impacted our dealership business.
Operating Expenses
Sales and marketing expenses for the three months ended June 30, 2022 increased 26.0% compared to the same period in 2021. This increase was due to increased personnel and travel related expenses related to support the ongoing growth of the business. These expenses represented 7.0% and 6.8% of total consolidated revenue for the three months ended June 30, 2022 and 2021, respectively.
For the six months ended June 30, 2022, sales and marketing expenses increased 51.3% compared to the same period in 2021. This increase was due to increased personnel and travel related expenses to support the ongoing growth of the business. These expenses represented 7.8% and 6.7% of total consolidated revenue for the six months ended June 30, 2022 and 2021, respectively.
General and administrative expenses grew approximately $3.4 million, or 43.6% over the three months ended June 30, 2021. This increase in cost was due primarily to increases in personnel, occupancy costs and professional fees to support ongoing growth and acquisition related expenses including amortization associated with intangible assets acquired in 2021. These costs represented 13.5% and 11.5% of total consolidated revenue for the three months ended June 30, 2022 and 2021, respectively.
General and administrative expenses grew approximately $8.5 million, or 59.4% over the six months ended June 30, 2021. This increase in cost was due primarily to increases in personnel, occupancy costs and professional fees to support ongoing growth and acquisition related expenses including amortization associated with intangible assets acquired in 2021. These costs represented 14.6% and 11.8% of total consolidated revenue for the six months ended June 30, 2022 and 2021, respectively.
Other Expenses
Other expenses consist of interest expense and foreign currency exchange gain/loss. Interest expense increased during the three and six months ended June 30, 2022 due to borrowings on our line of credit. Foreign currency losses during the three and six months ended June 30, 2022 increased over the respective prior year periods due to fluctuations in the various currencies in which we conduct business.
Income Tax Expense
Income tax expense for the three months ended June 30, 2022 increased $0.6 million from the three months ended June 30, 2021. Our effective tax rate was 20.5% for the three months ended June 30, 2022 compared with 19.7% for the three months ended June 30, 2021. The increase in our effective tax rate was primarily due to an increase in our state tax effective rate and the impact of international operations.
Income tax expense for the six months ended June 30, 2022 increased $1.0 million from the same period in 2021, Our effective tax rate was 20.5% for the six months ended June 30, 2022 compared with 19.5% for the six months ended June 30, 2021. The increase in our effective tax rate was primarily due to an increase in our state effective rate and the impact of international operations.
Net income for the three months ended June 30, 2022 increased 16.9% to $11.9 million.
Net income for the six months ended June 30, 2022 increased 15.7% to $19.7 million.

Liquidity and Capital Resources
Our primary sources of liquidity are available cash and cash equivalents and cash flows provided by operations. As of June 30, 2022, we had cash and cash equivalents of $9.3 million. For the six months ended June 30, 2022, cash used in operations was $2.5 million. We expect available cash, internally generated funds, and borrowings from our committed credit facility to be sufficient to support working capital needs, capital expenditures (including acquisitions), and our debt service obligations. We are focused on continuing to generate positive operating cash to fund our operational and capital investment initiatives. We believe we have sufficient liquidity to operate for at least the next 12 months from the date of filing this report.
Operating activities. Cash used in operations for the six months ended June 30, 2022 was $2.5 million compared to positive cash flows of $19.1 million during the six months ended June 30, 2021. This decrease was due mainly to an intentional inventory build-up to assist in reducing our exposure to future supply chain risk.
Investing activities. Cash used in investing activities totaled approximately $4.6 million during the six months ended June 30, 2022 compared to $33.6 million during the six months ended June 30, 2021. This decrease was due mainly to the 2021 acquisition of PermaPlate Films LLC, which was completed in May 2021.
Financing activities. Cash flows provided by financing activities during the six months ended June 30, 2022 totaled approximately $6.7 million compared to cash use in the prior year of $5.4 million. This change was due primarily to new borrowings on our revolving credit facility during the six months ended June 30, 2022.
Debt obligations as of June 30, 2022 and December 31, 2021 totaled approximately $32.2 million and $25.5 million, respectively.
Future liquidity and capital resource requirements
We expect to fund ongoing operating expenses, capital expenditures, acquisitions, interest payments, tax payments, credit facility maturities, future lease obligations, and payments for other long-term liabilities with cash flow from operations. In the short-term, we are contractually obligated to make lease payments and make payments on unsecured non-interest bearing promissory notes payable and contingent liabilities related to certain completed acquisitions. In the long-term, we are contractually obligated to make lease payments, pay contingent liabilities as they are earned, and repay borrowings on our line of credit. We believe that we have sufficient cash and cash equivalents and borrowing capacity to cover our estimated short-term and long-term funding needs.
Credit Facilities
The Company has a $75.0 million revolving line of credit with a financial institution. The facility is utilized to fund the Company's working capital needs and other strategic initiatives, and is secured by a security interest in substantially all of the Company's current and future assets. Borrowings under the credit agreement bear interest on at the Wall Street Journal U.S. Prime Rate less 0.75% per annum if the Company's EBITDA ratio (as defined in the Loan Agreement governing the facility) is equal to or less than 2.00 to 1.00 or the Wall Street Journal U.S. Prime rate less 0.25% if the Company's EBITDA ratio is greater than 2.00 to 1.00. The facility also contains a fee of 0.25% of the unused capacity on the facility. The interest rate for this credit facility as of June 30, 2022 and December 31, 2021 was 4.00% and 2.50%, respectively. The Company paid interest charges on borrowings under this facility of $0.3 and $0.5 during the three and six months ended June 30, 2022, respectively, and owed a balance of $32.0 million and $25.0 million as of June 30, 2022 and December 31, 2021, respectively. This facility matures on July 5, 2024.
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
The Company also has a CAD $4.5 million revolving credit facility through HSBC Bank Canada, and is maintained by XPEL Canada Corp., a wholly-owned subsidiary of XPEL. This Canadian facility is utilized to fund the Company's working capital needs in Canada. This facility bears interest at HSBC Canada Bank’s prime rate plus 0.25% per annum and is guaranteed by the parent company. As of June 30, 2022 and December 31, 2021, no balance was outstanding on this line of credit.

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

XPEL, Inc. (Registrant)

	By:	/s/ Barry R. Wood
Barry R. Wood
Senior Vice President and Chief Financial Officer
August 9, 2022		(Authorized Officer and Principal Financial and Accounting Officer)