Form 10-Q
period 2022-09-30
XPEL, Inc.
filed 2022-11-09
CIK 1767258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The registrant had 27,616,064 shares of common stock outstanding as of November 9, 2022.

Part I. Financial Information

Item 1. Financial Statements

XPEL, INC.
Condensed Consolidated Balance Sheets
(In thousands except share and per share data)

	(Unaudited)	(Audited)
	September 30, 2022	December 31, 2021
Assets
Current
Cash and cash equivalents	$10,245	$9,644
Accounts receivable, net	17,944	13,159
Inventory, net	69,388	51,936
Prepaid expenses and other current assets	7,065	3,672
Income tax receivable	—	617
Total current assets	104,642	79,028
Property and equipment, net	12,658	9,898
Right-of-use lease assets	15,194	12,910
Intangible assets, net	29,426	32,733
Other non-current assets	921	791
Goodwill	25,417	25,655
Total assets	$188,258	$161,015
Liabilities
Current
Current portion of notes payable	140	375
Current portion lease liabilities	3,155	2,978
Accounts payable and accrued liabilities	28,048	32,915
Income tax payable	472	—
Total current liabilities	31,815	36,268
Deferred tax liability, net	2,502	2,748
Other long-term liabilities	899	2,631
Borrowings on line of credit	26,000	25,000
Non-current portion of lease liabilities	12,089	9,830
Non-current portion of notes payable	—	76
Total liabilities	73,305	76,553
Commitments and Contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.001 par value; authorized 10,000,000; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,616,064 issued and outstanding	28	28
Additional paid-in-capital	10,869	10,581
Accumulated other comprehensive loss	(3,411)	(590)
Retained earnings	107,467	74,443
Total stockholders’ equity	114,953	84,462
Total liabilities and stockholders’ equity	$188,258	$161,015
See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Income (Unaudited)
(In thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Product revenue	$72,616	$56,996	$197,753	$160,595
Service revenue	17,142	11,533	47,759	28,536
Total revenue	89,758	68,529	245,512	189,131

Cost of Sales
Cost of product sales	47,225	39,701	129,646	111,839
Cost of service	6,767	4,374	19,400	9,303
Total cost of sales	53,992	44,075	149,046	121,142
Gross Margin	35,766	24,454	96,466	67,989

Operating Expenses
Sales and marketing	6,297	4,904	18,515	12,978
General and administrative	12,162	9,183	34,859	23,423
Total operating expenses	18,459	14,087	53,374	36,401

Operating Income	17,307	10,367	43,092	31,588

Interest expense	391	46	933	143
Foreign currency exchange loss	372	149	833	122

Income before income taxes	16,544	10,172	41,326	31,323
Income tax expense	3,226	1,841	8,302	5,959
Net income	$13,318	$8,331	$33,024	$25,364

Earnings per share
Basic	$0.48	$0.30	$1.20	$0.92
Diluted	$0.48	$0.30	$1.20	$0.92
Weighted Average Number of Common Shares
Basic	27,616	27,613	27,614	27,613
Diluted	27,620	27,613	27,615	27,613
See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Other comprehensive income
Net income	$13,318	$8,331	$33,024	$25,364
Foreign currency translation	(1,551)	(433)	(2,821)	(416)
Total comprehensive income	$11,767	$7,898	$30,203	$24,948
See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands)

Stockholders' Equity - Three Months Ended September 30
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2021	27,613	$28	$10,412	$59,909	$83	$70,432
Net income	—	—	—	8,331	—	8,331
Foreign currency translation	—	—	—	—	(433)	(433)
Stock-based compensation	—	—	77	—	—	77
Balance as of September 30, 2021	27,613	28	10,489	68,240	(350)	78,407

Balance as of June 30, 2022	27,613	28	10,760	94,149	(1,860)	103,077
Net income	—	—	—	13,318	—	13,318
Foreign currency translation	—	—	—	—	(1,551)	(1,551)
Stock-based compensation	3	—	109	—	—	109
Balance as of September 30, 2022	27,616	$28	$10,869	$107,467	$(3,411)	$114,953

Stockholders' Equity - Nine Months Ended September 30
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	27,613	$28	$10,412	$42,876	$66	$53,382
Net income	—	—	—	25,364	—	25,364
Other comprehensive (loss) income	—	—	—	—	(416)	(416)
Stock-based compensation	—	—	77	—	—	77
Balance as of September 30, 2021	27,613	28	10,489	68,240	(350)	78,407

Balance as of December 31, 2021	27,613	28	10,581	74,443	(590)	84,462
Net income	—	—	—	33,024	—	33,024
Foreign currency translation	—	—	—	—	(2,821)	(2,821)
Stock-based compensation	3	—	288	—	—	288
Balance as of September 30, 2022	27,616	$28	$10,869	$107,467	$(3,411)	$114,953
See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$33,024	$25,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	2,486	1,258
Amortization of intangible assets	3,248	1,420
Gain on sale of property and equipment, net	(10)	(14)
Stock-based compensation	317	77
Bad debt expense	350	237
Deferred income tax	7	418
Accretion on notes payable	6	24

Changes in assets and liabilities:
Accounts receivable	(5,899)	(2,801)
Inventory, net	(18,423)	(16,397)
Prepaid expenses and other assets	(3,982)	(2,245)
Income tax receivable and payable	1,077	(1,006)
Accounts payable and accrued liabilities	(2,505)	13,839
Net cash provided by operating activities	9,696	20,174
Cash flows used in investing activities
Purchase of property, plant and equipment	(5,534)	(5,082)
Proceeds from sale of property and equipment	66	48
Acquisition of a businesses, net of cash acquired	(2,993)	(29,992)
Development of intangible assets	(1,368)	(666)
Net cash used in investing activities	(9,829)	(35,692)
Cash flows from financing activities
Net borrowings on revolving credit agreement	1,000	—
Repayments on term loan	—	(5,064)
Restricted stock withholding taxes paid in lieu of issued shares	(30)	—
Repayments of notes payable	(304)	(529)
Net cash used in provided by (used in) financing activities	666	(5,593)
Net change in cash and cash equivalents	533	(21,111)
Foreign exchange impact on cash and cash equivalents	68	(100)
Increase (decrease) in cash and cash equivalents during the period	601	(21,211)
Cash and cash equivalents at beginning of period	9,644	29,027
Cash and cash equivalents at end of period	$10,245	$7,816

Supplemental schedule of non-cash activities
Non-cash lease financing	$5,209	$7,322
Issuance of vested restricted units	$222	$—

Supplemental cash flow information
Cash paid for income taxes	$7,305	$6,670
Cash paid for interest	$900	$117
See notes to condensed consolidated financial statements.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    INTERIM FINANCIAL INFORMATION
The accompanying (a) condensed consolidated balance sheet as of December 31, 2021, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022 and 2021 have been prepared by XPEL, Inc. (“XPEL” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period due to variability in customer purchasing patterns and seasonal, operating and other factors.
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

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Subsidiaries	Functional Currency	% Owned by XPEL, Inc.
XPEL, Ltd.	UK Pound Sterling	100%
XPEL Canada Corp.	Canadian Dollar	100%
XPEL B.V.	Euro	100%
XPEL Germany GmbH	Euro	100%
XPEL de Mexico S. de R.L. de C.V.	Peso	100%
XPEL Acquisition Corp.	Canadian Dollar	100%
Protex Canada, Inc.	Canadian Dollar	100%
Apogee Corp.	New Taiwan Dollar	100%
XPEL Slovakia	Euro	100%
XPEL France	Euro	100%
XPEL Spain	Euro	100%
PermaPlate Film, LLC	US Dollar	100%
1 One Armor, Inc.	US Dollar	100%
TintNet, Inc.	US Dollar	100%
XPEL Australia	Australian Dollar	100%
invisiFRAME, Ltd.	UK Pound Sterling	100%
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
Accounts Receivable - Accounts receivable are shown net of an allowance for doubtful accounts of $0.4 million and $0.3 million as of September 30, 2022 and December 31, 2021, respectively. The Company evaluates the adequacy of its allowances by analyzing the aging of receivables, customer financial condition, historical collection experience, the value of any collateral and other economic and industry factors. Actual collections may differ from historical experience, and if economic, business or customer conditions deteriorate significantly, adjustments to these reserves may be required. When the Company becomes aware of factors that indicate a change in a specific customer’s ability to meet its financial obligations, the Company records a specific reserve for credit losses. The Company had no significant accounts receivable concentration as of September 30, 2022 or December 31, 2021.
Provisions and Warranties - We provide a warranty on the Company's products. Liability under the warranty policy is based on a review of historical warranty claims. Adjustments are made to the accruals based on actual claims data. The Company's liability for warranties as of September 30, 2022 and December 31, 2021 was $0.2 million and $0.1 million, respectively. The following tables present a summary of the Company's accrued warranty liabilities for the nine months ended September 30, 2022 and the twelve months ended December 31, 2021 (in thousands):

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2022
Warranty liability, January 1	$75
Warranties assumed in period	$412
Payments	$(257)
Warranty liability, September 30	$230

2021
Warranty liability, January 1	$52
Warranties assumed in period	$398
Payments	$(375)
Warranty liability, December 31	$75
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
The following table summarizes transactions within contract liabilities for the three and nine months ended September 30, 2022 (in thousands):

Balance, December 31, 2021	$818
Revenue recognized related to payments included in the December 31, 2021 balance	$(556)
Payments received for which performance obligations have not been satisfied	$181
Effect of foreign currency translation	$(2)
Balance, March 31, 2022	$441
Revenue recognized related to payments included in the March 31, 2022 balance	$(387)
Payments received for which performance obligations have not been satisfied	$1,012
Effect of foreign currency translation	$(8)
Balance, June 30, 2022	$1,058
Revenue recognized related to payments included in the June 30, 2022 balance	$(1,006)
Payments received for which performance obligations have not been satisfied	$599
Effect of foreign currency translation	$(9)
Balance, September 30, 2022	$642

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The table below sets forth the disaggregation of revenue by product category for the periods indicated below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product Revenue
Paint protection film	$54,230	$43,221	$146,465	$124,250
Window film	15,391	11,401	42,711	29,645
Other	2,995	2,374	8,577	6,700
Total	72,616	56,996	197,753	160,595

Service Revenue
Software	$1,351	$1,125	$3,804	$3,158
Cutbank credits	4,352	3,362	11,459	9,384
Installation labor	11,067	6,784	31,371	15,257
Training and other	372	262	1,125	737
Total	17,142	11,533	47,759	28,536

Total	$89,758	$68,529	$245,512	$189,131
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$51,522	$37,363	$142,275	$97,263
China	11,009	10,571	27,772	33,902
Canada	11,046	8,715	29,773	22,538
Continental Europe	6,065	4,747	18,671	14,286
United Kingdom	2,482	1,987	7,505	5,906
Middle East/Africa	3,322	2,090	8,025	6,466
Asia Pacific	2,540	1,973	6,549	5,621
Latin America	1,468	945	4,033	2,891
Other	304	138	909	258
Total	$89,758	$68,529	$245,512	$189,131
XPEL's largest customer accounted for 12.3% and 15.4% of the Company's net sales during the three months ended September 30, 2022 and 2021, respectively and 11.3% and 17.9% of the Company's net sales during the nine months ended September 30, 2022 and 2021, respectively.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
4.    PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Furniture and fixtures	$2,573	$2,147
Computer equipment	3,044	2,201
Vehicles	811	822
Equipment	4,371	3,572
Leasehold improvements	6,787	5,138
Plotters	2,809	2,132
Construction in Progress	515	117
Total property and equipment	20,910	16,129
Less: accumulated depreciation	8,252	6,231
Property and equipment, net	$12,658	$9,898
Depreciation expense for the three months ended September 30, 2022 and 2021 was $0.9 million and $0.5 million, respectively. For the nine months ended September 30, 2022 and 2021, depreciation expense was $2.5 million and $1.3 million, respectively.

5.    INTANGIBLE ASSETS, NET
Intangible assets consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Trademarks	$636	$500
Software	4,642	3,431
Trade names	1,372	2,579
Contractual and customer relationships	31,127	31,326
Non-compete	437	459
Other	487	693
Total cost	38,701	38,988
Less: Accumulated amortization	9,275	6,255
Intangible assets, net	$29,426	$32,733
Amortization expense for the three months ended September 30, 2022 and 2021 was $1.1 million and $0.7 million, respectively. For the nine months ended September 30, 2022 and 2021, amortization expense was $3.2 million and $1.4 million, respectively. Certain of these intangible assets have been adjusted for business acquisition open period adjustments. Refer to Footnote 13 for discussion of these updates.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
6.    GOODWILL
The following table summarizes goodwill transactions for the nine months ended September 30, 2022 and 2021 (in thousands):

Balance at December 31, 2020	$4,472
Additions	21,284
Foreign Exchange	(101)
Balance at December 31, 2021	$25,655

Balance at December 31, 2021	$25,655
Open period adjustments for 2021 acquisitions	772
Foreign Exchange	(1,010)
Balance at September 30, 2022	$25,417
The Company completed seven acquisitions during the twelve months ended December 31, 2021. Purchase price accounting for all these acquisitions have been completed. Refer to Footnote 13 for discussion related to open period adjustments.

7.    INVENTORIES
The components of inventory are summarized as follows (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$11,986	$2,699
Work in process	3,835	180
Finished goods	53,567	49,057
	$69,388	$51,936

8.    DEBT
REVOLVING FACILITIES
The Company has a $75.0 million revolving line of credit with a financial institution. The facility is utilized to fund the Company's working capital needs and other strategic initiatives, and is secured by a security interest in substantially all of the Company's current and future assets. Borrowings under the credit agreement bear interest at the Wall Street Journal U.S. Prime Rate less 0.75% per annum if the Company's EBITDA ratio (as defined in the Loan Agreement governing the facility) is equal to or less than 2.00 to 1.00 or the Wall Street Journal U.S. Prime rate less 0.25% if the Company's EBITDA ratio is greater than 2.00 to 1.00. The facility also includes a fee of 0.25% of the unused capacity on the facility. The interest rate for this credit facility as of September 30, 2022 and December 31, 2021 was 5.50% and 2.50%, respectively. The Company paid interest charges on borrowings under this facility of $0.4 million and $0.9 million during the three and nine months ended September 30, 2022, respectively, and had a balance of $26.0 million and $25.0 million as of September 30, 2022 and December 31, 2021, respectively. This facility matures on July 5, 2024.

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
The Company also has a CAD $4.5 million revolving credit facility through a financial institution in Canada, and is maintained by XPEL Canada Corp., a wholly-owned subsidiary of XPEL. This Canadian facility is utilized to fund the Company's working capital needs in Canada. This facility bears interest at HSBC Canada Bank’s prime rate plus 0.25% per annum and is guaranteed by the parent company. As of September 30, 2022 and December 31, 2021, no balance was outstanding on this line of credit.
As of September 30, 2022 and December 31, 2021, the Company was in compliance with all debt covenants.
NOTES PAYABLE
As part of its acquisition strategy, the Company may use a combination of cash and unsecured non-interest bearing promissory notes payable to fund its business acquisitions. The Company discounts the promissory note to fair value using market interest rates at the time of the acquisition.
Notes payable are summarized as follows (in thousands):

	Weighted Average Interest Rate	Matures	September 30, 2022	December 31, 2021
Face value of acquisition notes payable	2.61%	2023	152	458
Unamortized discount			(12)	(7)
Current portion			(140)	(375)
Total long-term debt			$—	$76

9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following table presents significant accounts payable and accrued liability balances as of the periods ending (in thousands):

	September 30, 2022	December 31, 2021
Trade payables	$22,436	$25,175
Payroll liabilities	2,864	3,385
Contract liabilities	642	818
Acquisition holdback payments	—	2,007
Other liabilities	2,106	1,530
	$28,048	$32,915

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
The Company has certain contingent liabilities related to completed acquisitions. The payment of these liabilities is contingent on attainment of certain revenue performance metrics in future years. The fair value of these liabilities was determined using a Monte Carlo simulation method based on the probability and timing of certain future payments related to these metrics. These liabilities are accounted for as Level 3 liabilities within the fair value hierarchy.
Liabilities measured at fair value on a recurring basis as of the dates noted below are as follows (in thousands):

	September 30, 2022	December 31, 2021
Level 3:
Contingent Liabilities	$858	$2,665
We assessed the fair value of these contingent consideration liabilities as of September 30, 2022. This assessment resulted in a reduction in the fair value of the liability of $0.2 million and $0.5 million for the three and nine months ended September 30, 2022, respectively. This reduction is reflected in general and administrative expenses in the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2022. The remaining decrease in our contingent liabilities is attributable to foreign currency fluctuations and, for the nine-month period, the prior-quarter finalization of a different 2021 acquisition. Refer to Footnote 13 for discussion of valuation updates.

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
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands except per share values):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator	2022	2021	2022	2021
Net income	$13,318	$8,331	$33,024	$25,364
Denominator
Weighted average basic shares	27,616	27,613	27,614	27,613
Dilutive effect of restricted stock units	4	—	1	—
Weighted average diluted shares	27,620	27,613	27,615	27,613
Earnings per share
Basic	$0.48	$0.30	$1.20	$0.92
Diluted	$0.48	$0.30	$1.20	$0.92

13.    ACQUISITIONS OF BUSINESSES
During the three months ended September 30, 2022, we finalized the valuations of the purchase price and related purchase price allocations for our October 1, 2021 acquisitions of TintNet, Inc., 1 One Armor, 6873391 Canada Ltd. (operating as Shadow Shield), 1716808 Alberta Ltd. (operating as Shadow Tint), and North 1 Technologies. These final allocations resulted in an increase to goodwill of $0.9 million, an increase to other intangible assets of $0.5 million, and an increase to deferred tax liabilities of $0.2 million. During the nine months ended September 30, 2022 finalization of purchase price and purchase price accounting for acquisitions completed during the twelve months ended December 31, 2021 resulted in purchase price reductions of $0.9 million, an increase to goodwill of $0.8 million, a reduction to other intangible assets of $0.6 million and a decrease to deferred tax liabilities of $0.1 million and a reduction to contingent liabilities of $0.9 million. These changes were caused by updates made to certain valuation assumptions. Results for the twelve months ended December 31, 2021 would not have been materially changed had these final allocations been made in that period. The purchase price accounting for all 2021 acquisitions has been finalized.

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
•Our business is highly dependent on automotive sales and production volumes.
•We currently rely on one distributor for sales of our products in China.
•A material portion of our business is in China, which may be an unpredictable market and is currently suffering trade tensions with the U.S.
•We must continue to attract, retain and develop key personnel.
•We could be impacted by disruptions in supply.
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
XPEL also continues to expand its delivery channels by acquiring select installation facilities in key markets and acquiring international partners to enhance our global reach. As we expand globally, we strive to tailor our distribution model to adapt to target markets. We believe this flexibility allows us to penetrate and grow market share more efficiently. Our acquisition strategy centers on our belief that the closer the Company is to its end customers, the greater its ability to drive increased product sales. In our last fiscal year, we acquired several businesses serving multiple markets in the United States, Canada, and the United Kingdom, in furtherance of this objective, and we have continued this trend with an October 2022 acquisition in Australia.
We continue to drive expansion of our non-automotive product portfolio. Our architectural window film segment continues to gain traction. We believe there are multiple uses for protective films and we continue to explore those adjacent market opportunities.
Trends and Uncertainties
Broad uncertainty remains as to the lingering global business impact of the COVID-19 pandemic. While our revenue has continued to increase in most of our major markets, market disruptions in future periods could have a material impact on our business. See the risk factor “The COVID-19 pandemic could materially adversely affect our financial condition and results of operations” included in Part I, Item 1A “Risk Factors” in the Annual Report for further discussion of the potential impact of the COVID-19 pandemic on our business, results of operations and financial condition.
Automotive sales and production are highly cyclical, and the cyclical nature of the industry has been, and could continue to be, compounded by the on-going low inventories of new vehicles resulting primarily from the global semiconductor shortage. As long as the semiconductor shortage persists and leads to low dealership inventories, there could be a material adverse effect on our business, financial condition and results of operations. Refer to the risk factor ‘We are highly dependent on the automotive industry. A prolonged or material contraction in automotive sales and production volumes could adversely affect our business, results of operations and financial condition” in the Annual Report for additional discussion of the cyclical nature of the automotive industry. We will continue to closely monitor updates regarding the continuing impact of the foregoing matters and adjust our operations accordingly.
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
As more fully described in Part I, Item 1A-Risk Factors, in the Annual Report on Form 10-K, the entrotech agreement terminated on March 21, 2022. Effective October 1, 2022, the Company entered into a new three-year supply agreement with entrotech under commercially reasonable terms.

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
The following table is a reconciliation of Net Income to EBITDA for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	(Unaudited)			(Unaudited)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Net Income	$13,318	$8,331	59.9%	$33,024	$25,364	30.2%
Interest	391	46	750.0%	933	143	552.4%
Taxes	3,226	1,841	75.2%	8,302	5,959	39.3%
Depreciation	890	456	95.2%	2,486	1,258	97.6%
Amortization	1,117	735	52.0%	3,248	1,420	128.7%
EBITDA	$18,942	$11,409	66.0%	$47,993	$34,144	40.6%

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

Results of Operations
The following tables summarize the Company’s consolidated results of operations for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30, 2022	% of Total Revenue	Three Months Ended September 30, 2021	% of Total Revenue	% Change
Total revenue	$89,758	100.0%	$68,529	100.0%	31.0%
Total cost of sales	53,992	60.2%	44,075	64.3%	22.5%
Gross margin	35,766	39.8%	24,454	35.7%	46.3%
Total operating expenses	18,459	20.6%	14,087	20.6%	31.0%
Operating income	17,307	19.3%	10,367	15.1%	66.9%
Other expenses	763	0.9%	195	0.3%	291.3%
Income tax	3,226	3.6%	1,841	2.7%	75.2%
Net income	$13,318	14.8%	$8,331	12.2%	59.9%

	Nine Months Ended September 30, 2022	% of Total Revenue	Nine Months Ended September 30, 2021	% of Total Revenue	% Change
Total revenue	$245,512	100.0%	$189,131	100.0%	29.8%
Total cost of sales	149,046	60.7%	121,142	64.1%	23.0%
Gross margin	96,466	39.3%	67,989	35.9%	41.9%
Total operating expenses	53,374	21.7%	36,401	19.2%	46.6%
Operating income	43,092	17.6%	31,588	16.7%	36.4%
Other expenses	1,766	0.7%	265	0.1%	566.4%
Income tax	8,302	3.4%	5,959	3.2%	39.3%
Net income	$33,024	13.5%	$25,364	13.4%	30.2%

The following tables summarize revenue results for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,		%	% of Total Revenue
	2022	2021	Inc (Dec)	2022	2021
Product Revenue
Paint protection film	$54,230	$43,221	25.5%	60.4%	63.1%
Window film	15,391	11,401	35.0%	17.1%	16.6%
Other	2,995	2,374	26.2%	3.4%	3.5%
Total	$72,616	$56,996	27.4%	80.9%	83.2%

Service Revenue
Software	$1,351	$1,125	20.1%	1.5%	1.6%
Cutbank credits	4,352	3,362	29.4%	4.8%	4.9%
Installation labor	11,067	6,784	63.1%	12.3%	9.9%
Training and other	372	262	42.0%	0.5%	0.4%
Total	$17,142	$11,533	48.6%	19.1%	16.8%

Total	$89,758	$68,529	31.0%	100.0%	100.0%

	Nine Months Ended September 30,		%	% of Total Revenue
	2022	2021	Inc (Dec)	2022	2021
Product Revenue
Paint protection film	$146,465	$124,250	17.9%	59.7%	65.7%
Window film	$42,711	$29,645	44.1%	17.4%	15.7%
Other	$8,577	$6,700	28.0%	3.4%	3.5%
Total	$197,753	$160,595	23.1%	80.5%	84.9%

Service Revenue
Software	$3,804	$3,158	20.5%	1.5%	1.7%
Cutbank credits	$11,459	$9,384	22.1%	4.7%	5.0%
Installation labor	$31,371	$15,257	105.6%	12.8%	8.1%
Training and other	$1,125	737	52.6%	0.5%	0.3%
Total	$47,759	$28,536	67.4%	19.5%	15.1%

Total	$245,512	$189,131	29.8%	100.0%	100.0%
Because many of our international customers require us to ship their orders to freight forwarders located in the United States, we cannot be certain about the ultimate destination of the product. The following tables represent our estimate of sales by geographic regions based on our understanding of ultimate product destination based on customer interactions, customer locations and other factors for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,		%	% of Total Revenue
	2022	2021	Inc (Dec)	2022	2021
United States	$51,522	$37,363	37.9%	57.4%	54.5%
China	11,009	10,571	4.1%	12.3%	15.4%
Canada	11,046	8,715	26.7%	12.3%	12.7%
Continental Europe	6,065	4,747	27.8%	6.8%	6.9%
United Kingdom	2,482	1,987	24.9%	2.8%	2.9%
Middle East/Africa	3,322	2,090	58.9%	3.7%	3.0%
Asia Pacific	2,540	1,973	28.7%	2.8%	2.9%
Latin America	1,468	945	55.3%	1.6%	1.4%
Other	304	138	120.3%	0.2%	0.2%
Total	$89,758	$68,529	31.0%	100.0%	100.0%

	Nine Months Ended September 30,		%	% of Total Revenue
	2022	2021	Inc (Dec)	2022	2021
United States	$142,275	$97,263	46.3%	58.0%	51.4%
China	27,772	33,902	(18.1)%	11.3%	17.9%
Canada	29,773	22,538	32.1%	12.1%	11.9%
Continental Europe	18,671	14,286	30.7%	7.6%	7.6%
United Kingdom	7,505	5,906	27.1%	3.1%	3.1%
Middle East/Africa	8,025	6,466	24.1%	3.3%	3.4%
Asia Pacific	6,549	5,621	16.5%	2.7%	3.0%
Latin America	4,033	2,891	39.5%	1.6%	1.5%
Other	909	258	252.3%	0.4%	0.2%
Total	$245,512	$189,131	29.8%	100.0%	100.0%

Product Revenue. Product revenue for the three months ended September 30, 2022 increased 27.4% over the three months ended September 30, 2021. Product revenue represented 80.9% of our total revenue compared to 83.2% in the three months ended September 30, 2021. Revenue from our paint protection film product line increased 25.5% over the three months ended September 30, 2021. Paint protection film sales represented 60.4% and 63.1% of our total consolidated revenues for the three months ended September 30, 2022 and 2021, respectively. The growth in our paint protection film revenue is due mainly to continued demand for our various film product lines in most markets. Revenue from our window film product line grew 35.0% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Window film sales represented 17.1% and 16.6% of our total consolidated revenues for the three months ended September 30, 2022 and 2021, respectively. Growth in window film sales was due mainly to the continued broad-based increases in demand for our window film products throughout the world. Other product revenue for the three months ended September 30, 2022 increased 26.2% due mainly to continued demand for non-film related products such as ceramic coating, plotters, chemicals, and other film installation tools and accessories.
Product revenue for the nine months ended September 30, 2022 increased 23.1% over the nine months ended September 30, 2021. Product revenue represented 80.5% of our total revenue compared to 84.9% in the nine months ended September 30, 2021. Revenue from our paint protection film product line increased 17.9% compared to the nine months ended September 30, 2021. The growth in our paint protection film revenue is due mainly to continued demand for our various film product lines in most markets. Revenue from our window film grew 44.1% compared to the nine months ended September 30,

2021. This increase was due mainly to continued broad-based increases in demand for our window film products throughout the world. Other product revenue for the nine months ended September 30, 2022 increased 28.0% due mainly to continued demand for non-film related products such as ceramic coating, plotters, chemicals, and other film installation tools and accessories.
Service revenue. Service revenue consists of revenue from fees for DAP software access, cutbank credit revenue which represents per-cut fees sold for pattern access or the value of pattern access provided with eligible product revenue, revenue from the labor portion of installation sales in our installation centers and revenue from training services provided to our customers.
Service revenue grew 48.6% over the three months ended September 30, 2021. Within this category, software revenue increased 20.1% over the three months ended September 30, 2021. This increase was due to an increase in total subscribers to our DAP software. Cutbank credit revenue increased 29.4% from the three months ended September 30, 2021 due to substantial growth in our North American operations. Installation labor revenue increased 63.1% over the three months ended September 30, 2021 due to a substantial increase in our installation presence following our 2021 acquisitions of dealership services businesses.
Service revenue for the nine months ended September 30, 2022 grew 67.4% over the nine months ended September 30, 2021. Within this category, software revenue grew 20.5% over the nine months ended September 30, 2021. This increase was due to an increase in total subscribers to our DAP software. Cutbank credit revenue increased 22.1% over the nine months ended September 30, 2021 due to substantial growth in our North American operations. Installation labor increased 105.6% over the nine months ended September 30, 2021 due to a substantial increase in our installation presence following our 2021 acquisitions of dealership services businesses.
Total installation revenue (labor and product combined) increased 63.1% over the three months ended September 30, 2021. This represented 14.7% and 11.8% of our total consolidated revenue for the three months ended September 30, 2022 and 2021, respectively. This increase was due primarily to acquired dealership services businesses in 2021 and on-going increases in demand in our company-owned installation facilities. Total installation revenue increased 105.6% over the nine months ended September 30, 2021. This represented 15.2% and 9.6% of our total consolidated revenue for the nine months ended September 30, 2022 and 2021, respectively. This increase was due primarily to acquired dealership services businesses in 2021 and on-going increases in demand in our company-owned installation facilities.
Adjusted product revenue, which combines the cutbank credit revenue service component with product revenue, increased 27.5% over the three months ended September 30, 2021. Adjusted product revenue increased 23.1% versus the nine months ended September 30, 2021. For both the three and nine month periods, this growth was due to sustained demand for our various product lines.
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
Product costs for the three months ended September 30, 2022 increased 19.0% over the three months ended September 30, 2021. Cost of product sales represented 52.6% and 57.9% of total revenue in the three months ended September 30, 2022 and 2021, respectively. Cost of service revenue grew 54.7% during the three months ended September 30, 2022 due mainly to the increased installation labor costs associated with our dealership services businesses acquired in 2021.

Product costs for the nine months ended September 30, 2022 increased 15.9% over the nine months ended September 30, 2021. Cost of product sales represented 52.8% and 59.1% of total revenue in the nine months ended September 30, 2022 and 2021, respectively. Cost of service revenue grew 108.5% during the nine months ended September 30, 2022 due mainly to the increased installation labor costs associated with our dealership services businesses acquired in 2021.
Gross Margin
Gross margin for the three months ended September 30, 2022 grew approximately $11.3 million, or 46.3%, from the three months ended September 30, 2021. For the three months ended September 30, 2022, gross margin represented 39.8% of revenue compared to 35.7% for the three months ended September 30, 2021
Gross margin for the nine months ended September 30, 2022 grew approximately $28.5 million, or 41.9%, from the nine months ended September 30, 2021. For the nine months ended September 30, 2022, gross margin represented 39.3% of revenue compared to 35.9% for the nine months ended September 30, 2021.
The following tables summarize gross margin for product and services for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,		%	% of Category Revenue
	2022	2021	Inc (Dec)	2022	2021
Product	$25,391	$17,295	46.8%	35.0%	30.3%
Service	10,375	7,159	44.9%	60.5%	62.1%
Total	$35,766	$24,454	46.3%	39.8%	35.7%

	Nine Months Ended September 30,		%	% of Category Revenue
	2022	2021	Inc (Dec)	2022	2021
Product	$68,107	$48,756	39.7%	34.4%	30.4%
Service	$28,359	$19,233	47.4%	59.4%	67.4%
Total	$96,466	$67,989	41.9%	39.3%	35.9%
Product gross margin for the three months ended September 30, 2022 increased approximately $8.1 million, or 46.8%, over the three months ended September 30, 2021 and represented 35.0% and 30.3% of total product revenue for the three months ended September 30, 2022 and 2021, respectively. This increase was due primarily to decreases in product costs and improved operating leverage.
Product gross margin for the nine months ended September 30, 2022 increased approximately $19.4 million, or 39.7%, over the nine months ended September 30, 2021 and represented 34.4% and 30.4% of total product revenue for the nine months ended September 30, 2022 and 2021, respectively. This increase was due primarily to decreases in product costs and improved operating leverage.
Service gross margin increased approximately $3.2 million, or 44.9%, over the three months ended September 30, 2021. This represented 60.5% and 62.1% of total service revenue for the three months ended September 30, 2022 and 2021, respectively. The decrease in service gross margin percentage for the three months ended September 30, 2022 was primarily due to a higher percentage of lower margin installation labor work relative to other higher margin service revenue components.

Service gross margin increased approximately $9.1 million, or 47.5%, over the nine months ended September 30, 2021. This represented 59.4% and 67.4% of total service revenue for the nine months ended September 30, 2022 and 2021, respectively. The decrease in service gross margin percentage for the nine months ended September 30, 2022 was primarily due to a higher percentage of lower margin installation labor work relative to other higher margin service revenue components.
Operating Expenses
Sales and marketing expenses for the three months ended September 30, 2022 increased 28.4% compared to the same period in 2021. This increase was due to increased personnel and travel related expenses related to support the ongoing growth of the business. These expenses represented 7.0% and 7.2% of total consolidated revenue for the three months ended September 30, 2022 and 2021, respectively.
For the nine months ended September 30, 2022, sales and marketing expenses increased 42.7% compared to the same period in 2021. This increase was due mainly to increased personnel, increased expenses related to marketing events that were suspended in 2021 due to COVID-19, and travel related expenses to support the ongoing growth of the business. These expenses represented 7.5% and 6.9% of total consolidated revenue for the nine months ended September 30, 2022 and 2021, respectively.
General and administrative expenses grew approximately $3.0 million, or 32.4% over the three months ended September 30, 2021. This increase in cost was due primarily to increases in personnel, occupancy costs and professional fees to support ongoing growth and acquisition related expenses including amortization associated with intangible assets acquired in 2021. These costs represented 13.6% and 13.4% of total consolidated revenue for the three months ended September 30, 2022 and 2021, respectively.
General and administrative expenses grew approximately $11.4 million, or 48.8% over the nine months ended September 30, 2021. This increase in cost was due primarily to increases in personnel, occupancy costs and professional fees to support ongoing growth and acquisition related expenses including amortization associated with intangible assets acquired in 2021. These costs represented 14.2% and 12.4% of total consolidated revenue for the nine months ended September 30, 2022 and 2021, respectively.
Other Expenses
Other expenses consist of interest expense and foreign currency exchange gain/loss. Interest expense increased during the three and nine months ended September 30, 2022 due to borrowings on our line of credit and recent interest rate increases. Foreign currency losses during the three and nine months ended September 30, 2022 increased over the respective prior year periods due to fluctuations in the various currencies in which we conduct business.
Income Tax Expense
Income tax expense for the three months ended September 30, 2022 increased $1.4 million from the three months ended September 30, 2021. Our effective tax rate was 19.5% for the three months ended September 30, 2022 compared with 18.1% for the three months ended September 30, 2021. The increase in our effective tax rate was primarily due to the impact of international operations.
Income tax expense for the nine months ended September 30, 2022 increased $2.3 million from the same period in 2021. Our effective tax rate was 20.1% for the nine months ended September 30, 2022 compared with 19.0% for the nine months ended September 30, 2021. The increase in our effective tax rate was primarily due to an increase in our state effective rate and the impact of international operations.

Net income for the three months ended September 30, 2022 increased 59.9% to $13.3 million.
Net income for the nine months ended September 30, 2022 increased 30.2% to $33.0 million.

Liquidity and Capital Resources
Our primary sources of liquidity are available cash and cash equivalents and cash flows provided by operations. As of September 30, 2022, we had cash and cash equivalents of $10.2 million. For the nine months ended September 30, 2022, cash provided by operations was $9.7 million. We expect available cash, internally generated funds, and borrowings from our committed credit facility to be sufficient to support working capital needs, capital expenditures (including acquisitions), and our debt service obligations. We are focused on continuing to generate positive operating cash to fund our operational and capital investment initiatives. We believe we have sufficient liquidity to operate for at least the next 12 months from the date of filing this report.
Operating activities. Cash provided by operations for the nine months ended September 30, 2022 was $9.7 million compared to $20.2 million during the nine months ended September 30, 2021. This decrease was due mainly to increases in inventory and other working capital items partially offset by an increase in net income.
Investing activities. Cash used in investing activities totaled approximately $9.8 million during the nine months ended September 30, 2022 compared to $35.7 million during the nine months ended September 30, 2021. This change was due mainly to payments related to our 2021 acquisitions.
Financing activities. Cash flows provided by financing activities during the nine months ended September 30, 2022 totaled approximately $0.7 million compared to cash use in the prior year of $5.6 million. This change was due primarily to new borrowings on our revolving credit facility during the nine months ended September 30, 2022 and the prior year repayment of a term loan.
Debt obligations as of September 30, 2022 and December 31, 2021 totaled approximately $26.1 million and $25.5 million, respectively.
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
Credit Facilities
The Company has a $75.0 million revolving line of credit with a financial institution. The facility is utilized to fund the Company's working capital needs and other strategic initiatives, and is secured by a security interest in substantially all of the Company's current and future assets. Borrowings under the credit agreement bear interest at the Wall Street Journal U.S. Prime Rate less 0.75% per annum if the Company's EBITDA ratio (as defined in the Loan Agreement governing the facility) is equal to or less than 2.00 to 1.00 or the Wall Street Journal U.S. Prime rate less 0.25% if the Company's EBITDA ratio is greater than 2.00 to 1.00. The facility also includes a fee of 0.25% of the unused capacity on the facility. The interest rate for this credit facility as of September 30, 2022 and December 31, 2021 was 5.50% and

2.50%, respectively. The Company paid interest charges on borrowings under this facility of $0.4 million and $0.9 million during the three and nine months ended September 30, 2022, respectively, and had a balance of $26.0 million and $25.0 million as of September 30, 2022 and December 31, 2021, respectively. This facility matures on July 5, 2024.
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
The Company also has a CAD $4.5 million revolving credit facility through a financial institution in Canada, and is maintained by XPEL Canada Corp., a wholly-owned subsidiary of XPEL. This Canadian facility is utilized to fund the Company's working capital needs in Canada. This facility bears interest at HSBC Canada Bank’s prime rate plus 0.25% per annum and is guaranteed by the parent company. As of September 30, 2022 and December 31, 2021, no balance was outstanding on this line of credit.
As of September 30, 2022 and December 31, 2021, the Company was in compliance with all debt covenants.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar, the Euro, the Mexican Peso, the New Taiwanese Dollar, and the Australian Dollar. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive loss, a component of stockholders’ equity in our condensed consolidated balance sheets. We do not currently hedge our exposure to potential foreign currency translation adjustments.
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

Part II. Other Information

Item 1. Legal Proceedings
From time to time, we are made parties to actions filed or are given notice of potential claims relating to the ordinary conduct of our business, including those pertaining to commercial disputes, product liability, patent infringement and employment matters.

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

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item IA of the Annual Report, except as noted below:
The Annual Report included a risk factor entitled “A material disruption from our suppliers, or our inability to obtain a sufficient supply of product from alternate suppliers could cause us to be unable to meet customer demand or increase our costs.” In that risk factor, we disclosed that our supply agreement with our primary supplier, entrotech, Inc. would terminate on March 21, 2022 and that we intended to enter into a new supply agreement with entrotech. Effective October 1, 2022, we entered into a new supply agreement with entrotech on commercially reasonable terms.
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

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description	Method of Filing

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	The following materials from XPEL’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income, (iv) the unaudited Consolidated Statements of Equity, (v) the unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XPEL, Inc. (Registrant)

	By:	/s/ Barry R. Wood
Barry R. Wood
Senior Vice President and Chief Financial Officer
November 9, 2022		(Authorized Officer and Principal Financial and Accounting Officer)