Form 10-K
period 2022-12-31
XPEL, Inc.
filed 2023-02-28
CIK 1767258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from         to
Commission file number 001-38858
XPEL, INC.
(Exact name of registrant as specified in its charter)

Nevada		20-1117381
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
711 Broadway, Suite 320	San Antonio	Texas	78215
(Address of Principal Executive Offices)			(Zip Code)
Registrant's telephone number, including area code: (210) 678-3700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	XPEL	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as identified in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes  ☒   No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant, as of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1,006,381,554.
The Registrant had 27,616,064 shares of common stock outstanding as of February 28, 2023.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into which Incorporated
Portions of the registrant’s Proxy Statement relating to the 2023 Annual Meeting of Stockholders to be held on May 24, 2023.	Part III

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
Operational Risks
•We currently rely on one distributor for our products in China. The loss of this relationship, or a material disruption in sales by this distributor, could severely harm our business.
•A significant percentage of our revenue is generated from our business in China, a market that is associated with certain risks.
•The loss of one or more of our key personnel or our failure to attract and retain other highly qualified personnel in the future, could harm our business.
•A material disruption from our contract manufacturers or suppliers or our inability to obtain a sufficient supply from alternate suppliers, could cause us to be unable to meet customer demands or increase our costs.
•The preparation of our financial statements involves the use of estimates, judgments and assumptions, and our financial statements may be materially affected if such estimates, judgments or assumptions prove to be inaccurate.

Risks Related to Our Business and Industry
•We are highly dependent on the automotive industry. A prolonged or material contraction in automotive sales and production volumes could adversely affect our business, results of operations and financial condition.
•Fluctuations in the cost and availability of raw materials, equipment, labor and transportation could cause manufacturing delays, increase our costs and/or impact our ability to meet customer demand.
•The after-market automotive product supply business is highly competitive. Competition presents an ongoing threat to the success of our Company.
•Harm to our reputation or the reputation of one or more of our products could have an adverse effect on our business.
•Our revenue and operating results may fluctuate, which may make our results difficult to predict and could cause our results to fall short of expectations.

Strategic Risks
•If changes to our existing products or introduction of new products or services do not meet our customers’ expectations or fail to generate revenue, we could lose our customers or fail to generate any revenue from such products or services and our business may be harmed.
•We depend on our relationships with independent installers and new car dealerships and their ability to sell and service our products. Any disruption in these relationships could harm our sales.
•We may not be able to identify, finance and complete suitable acquisitions and investments, and any completed acquisitions and investments could be unsuccessful or consume significant resources.
•If we are unable to maintain our network of sales and distribution channels, it could adversely affect our net sales, profitability and implementation of our growth strategy.
•If we are unable to retain and acquire new customers, our financial performance may be materially and adversely affected.
•We are exposed to political, regulatory, economic and other risks that arise from operating a multinational business.

Legal, Regulatory and Compliance Risks
•We may incur material losses and costs as a result of product liability and warranty claims.

•Violations of the U.S. Foreign Corrupt Practices Act and similar anti-corruption laws outside the U.S. could have a material adverse effect on us.

Liquidity Risks
•We may seek to incur substantial indebtedness in the future.
•We cannot be certain that additional financing will be available on reasonable terms when required, or at all.
•Our variable rate indebtedness exposes us to interest rate volatility, which could cause our debt service obligations to increase significantly.

Risks Relating to Common Stock
•If research analysts issue unfavorable commentary or downgrade our Common Stock, the price of our Common Stock and its trading volume could decline.
•Our stock price has been, and may continue to be, volatile.
•We may issue additional equity securities, or engage in other transactions that could dilute our book value or affect the priority of our Common Stock, which may adversely affect the market price of our Common Stock.
•We may issue shares of preferred stock with greater rights than our Common Stock.
•We have not paid any cash dividends in the past and have no plans to pay cash dividends in the future, which could cause our Common Stock to have a lower value than that of similar companies which do not pay cash dividends.
•Shares eligible for future sale may depress our stock price.

General Risk Factors
•Pandemics have in the past and may in the future have a significant negative impact on our financial condition and operations.
•General global and economic business conditions affect demand for our products.

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
Our over-arching strategic philosophy stems from our view that being closer to the end customer in terms of our channel strategy affords us a better opportunity to efficiently introduce new products and deliver tremendous value which, in turn, drives more revenue growth for the Company. Consistent with this philosophy, we have executed on several strategic initiatives including:
2014
•We began our international expansion by establishing an office in the United Kingdom.
2015
•We acquired Parasol Canada, a distributor of our products in Canada.
2016
•We opened our XPEL Netherlands office and established our European headquarters
2017
•We continued our international expansion with the acquisition of Protex Canada Corp., or Protex Canada, a leading franchisor of automotive protective film franchises serving Canada, and
•We opened our XPEL Mexico office.
2018
•We launched our first product offering outside of the automotive industry, a window and security film protection for commercial and residential uses.

•We introduced the next generation of our highly successful ULTIMATE line, ULTIMATE PLUS.
•We acquired Apogee Corporation which led to formation of XPEL Asia based in Taiwan.
2019
•We were approved for the listing of our stock on Nasdaq trading under the symbol “XPEL”.
2020
•We acquired Protex Centre, a wholesale-focused paint protection installation business based in Montreal, Canada.
•We expanded our presence in France with the acquisition of certain assets of France Auto Racing.
•We expanded our architectural window film presence with the acquisition of Houston-based Veloce Innovation, a leading provider of architectural films for use in residential, commercial, marine and industrial settings.
2021
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
2022
•We expanded our presence in Australia with the purchase of the paint protection film business of our Australian distributor.
Products and Services
Surface and Paint Protection Film Rolls: Our primary products are paint and surface protection films. Most of the products sold are for automotive application which principally protect painted surfaces from rock chips, damage from bug acids and other road debris. Some of the products sold are used for non-automotive applications, such as industrial protection, screen protection or architectural protection. We sell a variety of product lines each with their own unique characteristics, warranty and intended use.
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
TRACWRAP: TRACWRAP is a temporary TPU-based paint protection film, for both do-it-yourself, or DIY, and professional applications, that is designed to be used for a short period of time, including during road trips, vehicle transport or vehicles pending a full installation of our other products such as XPEL ULTIMATE PLUS.
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
OTHER FILMS: We sell a variety of other specialty films in smaller quantities for select customers or in certain markets, including: LUX-M, MPD and ARES in the Chinese Market and F Series Film in various international markets.
Most of our Surface and Paint Protection films are applied wet and can be installed in bulk or pre-cut using our pattern database accessible by DAP, our SAAS platform. While we sell some pre-cut and Do-It-Yourself products made from these rolls directly to consumers, the vast majority of the products are professionally installed.
Surface and Paint Protection film sales represented approximately 62% of our consolidated revenue for the year ended December 31, 2022.
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

Automotive window film sales represented approximately 15% of our consolidated revenue for the year ended December 31, 2022.
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
Architectural window film sales represented approximately 2% of our consolidated revenue for the year ended December 31, 2022.
DAP: A key component of our product offering is our DAP platform. DAP is a proprietary SAAS platform and database consisting of over 80,000 vehicle applications used by the Company and its customers to cut automotive protection film into vehicle panel shapes for both paint protection film and window film products.
We commit significant resources to keep the pattern database updated with a goal toward having a pattern for every panel of every vehicle. When new vehicle models are introduced to the market, we strive to create the pattern as soon as possible. Our patterns and software increase installer efficiency and reduce waste.
Our DAP customers pay a monthly access fee to access our proprietary database. Monthly DAP subscriptions represented less than 2% of our consolidated revenue for the year ended December 31, 2022.
Installation and Dealership Services: We offer installation services of our various products directly to retail and wholesale customers through our Company-owned installation facilities in their respective markets and through our dealership services business which provides on-site services to automobile dealerships. Our installation services are primarily automotive film installation but have grown to include architectural film installation in certain markets. Installation services (including product and labor revenue) represented approximately 16% of our consolidated revenue for the year ended December 31, 2022.
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
Strategic Overview
XPEL continues to pursue several key strategic initiatives to drive continued growth. Our global expansion strategy includes establishing a local presence where possible, allowing us to better control the delivery of our products and services. We also add locally based regional sales personnel, leveraging local knowledge and relationships to expand the markets in which we operate.
We seek to increase global brand awareness in strategically important areas, including pursuing high visibility at premium events such as major car shows and high value placement in advertising media consumed by car enthusiasts, to help further expand the Company’s premium brand.
XPEL also continues to expand its delivery channels by acquiring select installation facilities in key markets and acquiring international partners to enhance our global reach. As we expand globally, we strive to tailor our distribution model to adapt to target markets. We believe this flexibility allows us to penetrate and grow market share more efficiently. Our acquisition strategy centers on our belief that the closer the Company is to its end customers, the greater its ability to drive increased product sales. During 2022, we acquired the paint protection film business of our Australian distributor in furtherance of this objective.
We also continue to drive expansion of our non-automotive product portfolio. Our architectural window film segment continues to gain traction. We believe there are multiple uses for protective films and we continue to explore those adjacent market opportunities.
Sales and Distribution
We sell and distribute our products through independent installers, new car dealerships, third-party distributors, Company-owned installation centers, Automobile Original Equipment Manufacturers, Protex Canada’s franchisees, and online.
Independent Installers/New Car Dealerships
We primarily operate by selling a complete turn-key solution directly to independent installers and new car dealerships, which includes XPEL protection films, installation training, access to our proprietary DAP software, marketing support and lead generation. For the year ended December 31, 2022, approximately 65% of the Company’s consolidated revenue was through this channel.
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

Our products are primarily utilized for new cars. As such, new car dealerships will likely be involved in the ultimate sale of our products and services. New car dealerships have multiple options to sell our products: 1) outsourcing the installation of film to the after-market which is the most common option; 2) developing an in-house program where they hire and train their own employees to install the product; and, 3) utilizing third party labor to install the product in the dealership facility either on a pre-load basis or after the sale. We are agnostic as to who applies our products to new vehicles. We support all of these options for new car dealerships through the sales and support to our after-market customers, training and support to dealerships who want to build an in-house program and through our Dealership Services business which provides third party installation services at dealership locations primarily on a pre-load basis.
XPEL also offers 24/7 customer service for independent installers and new car dealerships where we provide installation, software and training support via our website and telephone technical support services.
Distributors
In various parts of the world, XPEL operates primarily through third-party distributors under written agreements with the Company to develop a market or a region under our supervision and direction. These distributors may sell to other distributors or customers who ultimately install the product on an end customer’s vehicle. Due to the nature of this channel, product margins are generally less than other channels. For the year ended December 31, 2022, approximately 17% of the Company’s consolidated revenue was through this channel.
In China, we operate through a sole distributor under a distribution agreement, Shanghai Xing Ting Trading Co., Ltd., which we refer to as the China Distributor. Approximately 10% of our consolidated revenue for the year ended December 31, 2022, was derived from sales to the China Distributor.
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
We consider our relations with the China Distributor to be good, but the loss of our relationship could result in the delay of the distribution and a decrease in marketing of our products in China. For more information, see Risk Factors—We currently rely on one distributor of our products and services in China. The loss of this relationship, or a material disruption in sales by this distributor, could severely harm our business” and “A significant percentage of our revenue is generated from our business in China, a market that is associated with certain risks.”
Company-Owned Installation Centers/Dealership Services
XPEL operates 13 Company-owned installation centers: seven in the United States, three in Canada and one in the United Kingdom. These locations serve wholesale and retail customers in their respective markets. The Company also provides on-site installation services to automobile dealerships throughout the United States and Canada through its dealership services business. This channel represented approximately 15% of the Company’s consolidated revenue for the year ended December 31, 2022.
Some of our Company-owned installation centers are located in geographic areas where we also serve customers in our independent installer/dealership channel, which could be perceived to generate channel conflict. However, we believe these channels have a synergistic relationship with our Company-owned centers supporting independent installers and dealerships by allowing us to implement local marketing, making inventory available locally for fast delivery, offering overflow installation capacity and assisting with training needs. We believe this channel strategy benefits our goal of generating the most revenue possible.
Automobile Original Equipment Manufacturers (“OEMs”)
XPEL sells products, including paint protection film, and provides services, including the installation of paint protection film and pre-delivery inspection to various OEMs. These services are provided in-plant at the OEMs’ facilities or in one of our facilities that is typically adjacent to the OEM’s facility. This channel represented approximately 3% of the Company’s consolidated revenue for the year ended December 31, 2022.
Online and Catalog Sales
XPEL offers certain products such as paint protection kits, car wash products, after-care products and installation tools via its website. Revenues from this channel are negligible but we believe that by offering these products on our website, we increase brand awareness. The revenue from this channel represented less than 1% of the Company’s consolidated revenue for the year ended December 31, 2022.
Competition
The Company principally competes with other manufacturers and distributors of automotive protective film products. While the Company considers itself a product company competing with other product companies, the Company believes its suite of services which accompany the Company’s product offerings including its software, marketing and lead generation to its customers and customer service provide for substantial differentiation from its competitors. Within the market for surface and paint protection film, our principal competitors include Eastman Chemical Company (under the LLumar and Suntek brands) and several other smaller companies. For more information, see Risk Factors—The after-market automotive product supply business is highly competitive. Competition presents an ongoing threat to the success of our Company.
Suppliers
The Company’s products are sourced from a number of suppliers or manufactured by various third-party contract manufacturers. The Company has currently opted to pursue an “asset-light” manufacturing model whereby third-party suppliers and manufacturers are used to supply the Company with the majority of its products. We routinely evaluate building or buying manufacturing assets for some of our products, but we believe that our asset-light model best suits the Company at the present time. The Company’s film products (including paint protection film and automotive and architectural window films) are produced using various roll-to-roll manufacturing processes performed entirely by third parties. The Company internalizes many conversion operations including quality assurance, inspection, rewinding, boxing and packaging for many of its products at its facilities around the world.
The Company’s product lines continue to grow and include both film and non-film products. The products fall into three categories:

•Products where we own or license the intellectual property or, “IP” – the Company owns or licenses the underlying IP for product construction or for one or more components of the product and could seek to have the products made at a variety of manufacturing locations. The Company has a perpetual license to United States Patent No. 8,765,263 “Multilayer Polyurethane Protective Films”.
•Products that are made for us on an exclusive basis – the Company does not own all the underlying IP, but has products made by a third party solely for the Company on an exclusive basis.
•Products that we source from suppliers on a non-exclusive basis – the Company does not own the underlying IP but sources products on commercial terms from a third party.
The Company either owns or licenses the relevant IP or has alternative substitutes to continue to operate for the material portion of products sold.
The loss of our relationship with any of our suppliers or contract manufacturers, could result in the delay of the manufacture and delivery of some of our automotive film products. For more information, see Risk Factor—A material disruption from our contract manufacturers or suppliers, or our inability to obtain a sufficient supply of product from alternate suppliers, could cause us to be unable to meet customer demands or increase our costs.
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
Proposed or new legislation and regulations could also significantly affect our business. For example, the European General Data Protection Regulation, or “GDPR”, took effect in May 2018 and applies to all of our products and services used by people in Europe. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are different from those previously in place in the European Union. In addition, the GDPR requires submission of breach notifications to our designated European privacy regulator and includes significant penalties for non-compliance with the notification obligation as well as other requirements of the regulation. The California Consumer Privacy Act, or AB 375, or CCPA, created new data privacy rights for users, beginning in 2020. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.
Environmental Matters
General
We are subject to a variety of federal, state, local and foreign environmental, health and safety laws and regulations governing, among other things, the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the environment; and the health and safety of our employees. The Company is ISO 14001:2015 registered and accredited. We have incurred and expect to continue to incur costs to maintain or achieve compliance with environmental, health and safety laws and regulations. To date, these costs have not been material to the Company.
Recycling
The Company strives to be a good steward of the environment. The Company recycles plastic cores, film waste, corrugated boxes and other material related to our conversion operations. We utilize third party software to monitor our progress on this objective. The following represents a summary of our recycling results and impact to the environment in 2022:

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
Human Capital Resources
On December 31, 2022, the Company employed approximately 818 people (full-time equivalents), with approximately 567 employed in the United States and 251 employed internationally. We believe that the ability to recruit, retain, develop, protect and fairly compensate our global workforce greatly contributes to the Company’s success.
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
Available Information
XPEL was incorporated in Nevada in 2003. Our street address is 711 Broadway, Suite 320, San Antonio, Texas 78219 and our phone number is (210) 678-3700. The address of our website is www.xpel.com. The inclusion of the Company’s website address in this Annual Report does not include or incorporate by reference the information on or accessible through the Company’s website, and the information contained on or accessible through the website should not be considered as part of this Annual Report.
The Company will make its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports (and amendments to those reports) filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act, available on the Company’s website as soon as reasonably practicable after the Company electronically files or furnishes such materials with the Securities and Exchange Commission or, “SEC”. Interested persons can view such materials without charge under the “Investor Relations” section and then by clicking “Corporate Filings / Financial Results” on the Company’s web site. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information about SEC registrants, including XPEL.
Item 1A. Risk Factors
This Annual Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face as described below and elsewhere in this Annual Report. See “Cautionary Notice Regarding Forward-Looking Statements.”
Operational Risks
We currently rely on one distributor of our products and services in China. The loss of this relationship, or a material disruption in sales by this distributor, could severely harm our business.
The Company distributes all of its products in China through one distributor, with sales to such distributor representing approximately 10.5% of our consolidated revenue for the year ended December 31, 2022. The China Distributor places orders with us on a prepaid basis at a price set by us, which we may change with 30 days’ notice. The China Distributor then generates orders, sells and distributes our products to its end customers in China.
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
Maintaining a strong position in the Chinese market is a key component of our global growth strategy. During the year ended December 31, 2022, approximately 10.5% of our consolidated revenue was generated in China, more than any other country outside of the U.S. and Canada in which we operate, and we expect to continue to expand our business in China. However, there are risks generally associated with doing business in China, including:
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
Trade policy
In 2018, the U.S. government took the stance that China was engaged in unfair trade practices, and instituted a series of tariffs and other trade barriers on China in response. Though the U.S. and China reached a phase one agreement in January 2020, tension persists between the two countries. The current administration instituted additional export controls in October 2022. Although the current U.S. administration has continued to enforce the phase one agreement, the future of U.S. and Chinese trade relations is uncertain. If the current agreement is abandoned, changed or violated by either party, we could be forced to increase the sales price of our products, reduce margins, or otherwise suffer from trade restrictions or changes in policy levied by the U.S. or Chinese governments, any of which may have a material adverse effect on our business.
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
Management of COVID-19
The Chinese government continues to grapple with COVID-19 in country. Throughout much of 2022, the government enforced a total lockdown in most parts of the country which negatively impacted the Company’s revenue from China. Recently, the lockdowns were lifted resulting in rampant infections across China. We cannot predict the impact of the continuing spread of COVID-19 in China. If COVID-19 persists over the long-term, it could negatively impact our China sales which, in turn, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
A material disruption from our contract manufacturers or suppliers, or our inability to obtain a sufficient supply of product from alternate suppliers, could cause us to be unable to meet customer demands or increase our costs.
If any of our sources of supply were to deteriorate or operations were to be disrupted as a result of disagreements with one or more of our contract manufacturers or suppliers, COVID-19, significant equipment failures, natural disasters, earthquakes, power outages, fires, explosions, terrorism, adverse weather conditions, labor disputes or other reasons, we may be unable to fill customer orders or otherwise meet customer demand for our products. Any such disruption or failure by us to obtain a sufficient supply of our products to satisfy customer demand could increase our costs and reduce our sales, either of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our contract manufacturers and suppliers have been subject to various supply chain disruptions. While these supply chain disruptions have not yet slowed the delivery of products, any such disruption could cause us to not be able to meet demand due to a lack of inventory and/or cause a significant increase in costs of raw materials and shipping costs. Our ability to produce and timely deliver our products may be materially impacted in the future if these supply chain disruptions continue or worsen. In addition, because of rising costs, we may be forced to increase the price of our products to our customers, or we may have to reduce our gross margins on the products that we sell.
Our ability to meet the demand of our customers on a timely basis is dependent upon the quality of film we receive from our contract manufacturers and suppliers. If we are unable to successfully manage the production of quality film produced by our contract manufacturers on a timely basis, our ability to meet the demand of our customers may be severely impacted.
Our asset-light business model exposes us to product quality and variable cost risks
We rely on the ability of contract manufacturers and suppliers to deliver adequate supplies of quality film. If contract manufacturers and suppliers are unable to deliver products that meet quality standards, we may lack recourse or the ability to make the quality improvements ourselves.
Our asset-light model for manufacturing trades lower fixed costs for higher variable costs. If existing or new competitors have lower variable costs, our ability to effectively compete could be impacted.
If we choose to transition away from our asset-light model approach, our capital requirements and capital allocation decisions may fundamentally change which may introduce additional operational, environmental and other risks. In addition, the Company may lack the experience to manage this transition effectively or may lack the appropriate personnel to successfully accomplish this transition.

The preparation of our financial statements involves the use of estimates, judgments and assumptions, and our financial statements may be materially affected if such estimates, judgments and assumptions prove to be inaccurate.
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
We derive the majority of our revenue from surface and paint protection films, with the majority of products applied on painted surfaces of vehicles. If automotive paint technology were to improve substantially, such that newer paint did not chip, scratch and was generally not as susceptible to damage, or vehicles were manufactured in a way that no longer required painted surfaces, our revenue could be impacted.
If paint were replaced with other technologies such as film-based products at the point of manufacture, or if machined-based application of paint protection film was developed, the need for paint protection film or the labor services provided by our sales and distribution channels could be reduced.
We create patterns for our DAP platform through a combination of technology and skilled labor. If technology for pattern creation were improved or if paint protection film properties fundamentally changed, our proprietary patterns could become more widely available and our business could be negatively impacted.
Similarly, our automotive and architectural window films could be impacted by changes or enhancements from automotive manufacturers or window manufacturers that would reduce the need for our products.
Infringement of our intellectual property could impact our ability to compete effectively
Our intellectual property, particularly our patterns, are susceptible to being copied without our authorization. We maintain an aggressive approach to defending our intellectual property. If we are unable to adequately protect our intellectual property or if our patterns become widely available without our permission, our revenue could be impacted.

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
Sales outside of the U.S. for the year ended December 31, 2022 accounted for approximately 41% of our consolidated revenue. Accordingly, our business is subject to the political, regulatory, economic and other risks that are inherent in operating in numerous countries. These risks include:
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
While Russia’s invasion of Ukraine has not had a material direct impact on our business, and our related direct exposure is limited, the nature and degree of the effects of that conflict, as well as the other effects of the current business environment over time remain uncertain. Our success depends in part on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our international operations or on our business as a whole.
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
Legal, Regulatory and Compliance Risks
We may incur material losses and costs as a result of product liability and warranty claims.
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
We sell our products under limited warranties. We have established a liability reserve under these warranties based on a review of historical warranty claims. Our liability reserve for warranties as of the year ended December 31, 2022 was $0.2 million. The warranty reserve may not be sufficient to cover the costs associated with future warranty claims. A significant increase in these costs could adversely affect the Company’s operating results for future periods in which these additional costs materialize. Warranty reserves may need to be adjusted from time to time in the future if actual warranty claim experience differs from estimates. Any of the foregoing matters could have a material adverse effect on the Company’s business, financial condition, operating cash flows and ability to make required debt payments.
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
We have significant operations in both the European Union and the United Kingdom. In the year ended December 31, 2022, our European Union (excluding the United Kingdom) and United Kingdom sales totaled $24.7 million and $10.3 million, respectively. Expressed as a percentage of total consolidated revenue for the year ended December 31, 2022, these figures represented 7.6% and 3.2%, respectively. If modifications to existing terms of the existing trade agreement between the United Kingdom and the European Union were to occur, the changes could negatively impact our competitive position, supplier and customer relationships and financial performance.
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
The failure or inadequacy of our IT systems, the compromise, disruption, degradation, manipulation, loss, theft, destruction, or unauthorized disclosure or use of confidential information, or the unauthorized access to, disruption of, or interference with our products and services that rely on IT systems, could impair our ability to secure and maintain intellectual property rights; result in a product manufacturing interruption or failure, or in the interruption or failure of products or services that rely on IT systems; damage our operations, customer relationships, or reputation; and cause us to lose trade secrets or other competitive advantages. Unauthorized disclosure of personally identifiable information could expose us to significant sanctions for violations of data privacy laws and regulations around the world and could damage public trust in our company. For example, the GDPR requires companies to meet new requirements regarding the handling of personal data, including its use, protection and transfer and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to meet the GDPR requirements could result in penalties of up to 40% of annual worldwide revenue. The GDPR also confers a private right of action on certain individuals and associations. In addition, the CCPA became effective in January 2020 and has similar requirements to the GDPR.
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
Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing or delaying capital expenditures, acquisitions and/or selling assets, restructuring or refinancing our indebtedness or seeking additional debt or equity capital or bankruptcy protection. We may not be able to affect any of these remedies on satisfactory terms or at all.
A breach of the terms and conditions of our credit facilities, including the inability to comply with the required financial covenants, could result in an event of default. If an event of default occurs (after any applicable notice and cure periods), the lenders would be entitled to terminate any commitment to make further extensions of credit under our credit facility and to accelerate the repayment of amounts outstanding (including accrued and unpaid interest and fees). Upon a default under our credit facilities, the lenders could also foreclose against any collateral securing such obligations, which may be all or substantially all of our assets. If that occurred, we may not be able to continue to operate as a going concern.
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
Our variable rate indebtedness exposes us to interest rate volatility, which could cause our debt service obligations to increase significantly.
Borrowings under our credit facilities are at variable rates of interest and expose us to interest rate volatility. As interest rates increase, our debt service obligations on certain of our variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.

Risks Relating to Common Stock
If research analysts issue unfavorable commentary or downgrade our Common Stock, the price of our Common Stock and its trading volume could decline.
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
As of February 28, 2023, we had 27,616,064 shares of Common Stock outstanding of which 5,257,982 shares were held by affiliates. All of the shares of Common Stock held by affiliates are restricted or control securities under Rule 144 promulgated under the Securities Act of 1933 as amended (the “Securities Act”). Sales of shares of Common Stock under Rule 144 or another exemption under the Securities Act or pursuant to a registration statement could have a material adverse effect on the price of our Common Stock and could impair our ability to raise additional capital through the sale of equity securities. Furthermore, all Common Stock beneficially owned by persons who are not our affiliates and have beneficially owned such shares for at least one year may be sold at any time by these existing stockholders in accordance with Rule 144 of the Securities Act. However, there can be no assurance that any of these existing stockholders will sell any or all of their Common Stock and there may be a lack of supply of, or demand for, our Common Stock on The Nasdaq Stock Market. In the case of a lack of supply of our Common Stock offered in the market, the trading price of our Common Stock may rise to an unsustainable level, particularly in instances where institutional investors may be discouraged from purchasing our Common Stock because they are unable to purchase a block of our Common Stock in the open market due to a potential unwillingness of our existing stockholders to sell the amount of Common Stock at the price offered by such investors and the greater influence individual investors have in setting the trading price. In the case of a lack of market demand for our Common Stock, the trading price of our Common Stock could decline significantly and rapidly after our listing.
Your percentage of ownership in our Common Stock may be diluted in the future.
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
Our directors and executive officers, together with their affiliates and related persons, beneficially owned, in the aggregate, approximately 19.0% of our outstanding Common Stock as of February 28, 2023. These stockholders have the ability to substantially control our operations and direct our policies including the outcome of matters submitted to our stockholders for approval, such as the election of directors and any acquisition or merger, consolidation or sale of all or substantially all of our assets.
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
General Risk Factors
Pandemics have in the past and may in the future have a significant negative impact on our financial condition and operations.
Pandemics have in the past and may in the future have a significant impact on our financial condition and operations. Authorities in jurisdictions where we operate, or in which our suppliers, customers, or others operate, have imposed and businesses and individuals have implemented, varied measures to try to manage or contain the COVID-19 virus or treat its impact, such as travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, shutdown, and vaccine requirements. These measures have impacted and may further impact our workforce and operations, the operations and demands of our customers, and those of our respective suppliers and partners.
The degree to which COVID-19 or other pandemics impact our results will depend on future developments, and there is no certainty that measure we have taken or will take will be sufficient to mitigate the risks imposed by the pandemic.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal office is located in leased premises in San Antonio, Texas. Our operations are conducted in facilities throughout North America, Europe, and Asia. These facilities house production, distribution and operations, installation services, sales and marketing, and administrative functions. A summary of our principal facilities as of December 31, 2022 is set forth in the chart below.

Country	Installation and Sales Locations	Warehouse Locations	Administrative, Training, and Other Locations	Leased Square Footage
United States	8	4	1	273,342
Continental Europe	1	1	2	85,360
Canada	3	3	1	42,379
Mexico	—	1	—	13,659
United Kingdom	1	1	—	14,835
Taiwan	1	—	—	6,381
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
Item 4. Mine Safety Disclosures
Not applicable.
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Common Stock is traded on The Nasdaq Stock Market LLC under the symbol “XPEL”.
Holders
As of February 28, 2023, there were 11 stockholders of record. This does not include shares held in “street name.”
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
The following data and graph show a comparison of the cumulative total stockholder return for XPEL’s common stock, the Russell 2000 Index and the S&P 500 Index from July 19, 2019 (the date our Common Stock began trading on the Nasdaq Stock Market) through December 31, 2022. The data assumes a hypothetical investment of $100 on July 19, 2019 in our common stock and each of the indices, and reinvestment of any dividends. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.
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

Purchases of Equity Securities
In the year ended December 31, 2022 we did not repurchase any shares of our Common Stock.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
Set forth below is summary financial information for the years ended December 31, 2022, 2021, and 2020. This information is not necessarily indicative of results of future operations, and should be read in conjunction with Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report to fully understand factors that may affect the comparability of the information presented below (dollars in thousands).

	Year Ended December 31,						% Change
	2022	% of Total Revenue	2021	% of Total Revenue	2020	% of Total Revenue	2022 vs. 2021	2021 vs. 2020
Total revenue	$323,993	100.0%	$259,263	100.0%	$158,924	100.0%	25.0%	63.1%
Total cost of sales	196,481	60.6%	166,586	64.3%	104,899	66.0%	17.9%	58.8%
Gross margin	127,512	39.4%	92,677	35.7%	54,025	34.0%	37.6%	71.5%
Total operating expenses	73,575	22.7%	52,561	20.3%	30,655	19.3%	40.0%	71.5%
Operating income	53,937	16.6%	40,116	15.5%	23,370	14.7%	34.5%	71.7%
Other expenses	1,972	0.6%	676	0.3%	565	0.4%	191.7%	19.5%
Income tax	10,584	3.3%	7,873	3.0%	4,523	2.8%	34.4%	74.1%
Net income	$41,381	12.8%	$31,567	12.2%	$18,282	11.5%	31.1%	72.7%
Company Overview
The Company is a leading provider of protective films and coatings, including automotive paint protection film, surface protection film, automotive and commercial/residential window films, and ceramic coatings with a global footprint, a network of trained installers and proprietary DAP software. The Company is dedicated to exceeding customer expectations by providing high-quality products, leading customer service, expert technical support and world-class training.
Trends and Uncertainties
Macroeconomic uncertainties persist in the U.S. and other parts of the world as inflation, rising interest rates and the strengthening of the U.S. Dollar relative to major currencies affected the economic environment and consumer behaviors in 2022. Additionally, while we have not experienced any material supply chain disruptions directly, the automobile industry has experienced component shortages, increased lead times, cost fluctuations and logistic constraints. Some or all of these could persist into 2023. This economic uncertainty could impact vehicle sales in the U.S. or other parts of the world which could adversely affect our business, results of operations and financial condition.. See Risk Factors - “We are highly dependent on the automotive industry. A prolonged or material contraction in the automotive sales and production volumes could adversely affect our business, results of operations and financial condition.”
The Chinese government recently modified its approach to managing the COVID-19 pandemic when it halted its prolonged lockdown. Consequently, China is experiencing rampant increases in COVID-19 cases. If COVID-19 continues to persist over the long-term, it could continue to have an adverse effect on our China sales. Refer to Risk Factors - ‘A significant percentage of our revenue is generated from our business in China, a market that is associated with certain risks.”
Finally, while Russia’s invasion of Ukraine has not had a material direct impact on our business, the nature and degree of the effects of that conflict, as well as the other effects of the current business environment over time remain uncertain. See Risk Factors- “We are exposed to political, regulatory, economic and other risks that arise from operating a multinational business.”
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
The following table is a reconciliation of Net income to EBITDA for the years ended December 31, 2022, 2021, and 2020 (dollars in thousands):

	2022	% of Total Revenue	2021	% of Total Revenue	2020	% of Total Revenue
Net Income	$41,381	12.8%	$31,567	12.2%	$18,282	11.5%
Interest	1,410	0.4%	303	0.1%	249	0.2%
Taxes	10,584	3.3%	7,873	3.0%	4,523	2.8%
Depreciation	3,433	1.1%	1,887	0.7%	1,274	0.8%
Amortization	4,401	1.4%	2,501	1.0%	956	0.6%
EBITDA	$61,209	18.9%	$44,131	17.0%	$25,284	15.9%

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

Results of Operations
This section of this Annual Report on Form 10-K generally discusses the years ended December 31, 2022 and 2021 and year-over-year comparisons between those years. Discussions of the periods prior to the year ended December 31, 2021 that are not included in this Annual Report on Form 10-K are found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 and the discussion therein for the year ended December 31, 2021 compared to the year ended December 31, 2020 is incorporated by reference into this Annual Report.
The following tables summarize revenue results for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,			% Change		% of Total Revenue
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020	2022	2021	2020
Product Revenue
Paint protection film	$192,374	$169,880	$110,786	13.2%	53.3%	59.4%	65.5%	69.7%
Window film	54,370	38,363	20,951	41.7%	83.1%	16.8%	14.8%	13.2%
Other	11,430	9,040	4,525	26.4%	99.8%	3.5%	3.5%	2.8%
Total	$258,174	$217,283	$136,262	18.8%	59.5%	79.7%	83.8%	85.7%

Service Revenue
Software	$5,213	$4,373	$3,489	19.2%	25.3%	1.6%	1.7%	2.2%
Cutbank credits	16,317	12,372	7,785	31.9%	58.9%	5.0%	4.8%	4.9%
Installation labor	42,828	24,253	10,925	76.6%	122.0%	13.2%	9.4%	6.9%
Training and other	1,461	982	463	48.8%	112.1%	0.5%	0.3%	0.3%
Total	$65,819	$41,980	$22,662	56.8%	85.2%	20.3%	16.2%	14.3%

Total	$323,993	$259,263	$158,924	25.0%	63.1%	100.0%	100.0%	100.0%

Because many of our international customers require us to ship their orders to freight forwarders located in the United States, we cannot be certain about the ultimate destination of the product. The following table represents our estimate of sales by geographic regions based on our understanding of ultimate product destination based on customer interactions, customer locations and other factors for the years ended December 31, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,		%	% of Total Revenue
	2022	2021	Increase	2022	2021
United States	$189,890	$133,457	42.3%	58.6%	51.5%
China	33,993	46,305	(26.6)%	10.5%	17.9%
Canada	38,997	30,540	27.7%	12.0%	11.8%
Continental Europe	24,713	19,605	26.1%	7.6%	7.6%
Middle East/Africa	10,499	9,736	7.8%	3.2%	3.8%
United Kingdom	10,298	7,714	33.5%	3.2%	3.0%
Asia Pacific	9,026	7,706	17.1%	2.8%	2.9%
Latin America	5,411	3,788	42.8%	1.7%	1.4%
Other	1,166	412	183.0%	0.4%	0.1%
Total	$323,993	$259,263	25.0%	100.0%	100.0%
Revenue
Product Revenue. Product revenue increased 18.8% during the year ended December 31, 2022 as compared to 2021 and represented 79.7% of our consolidated 2022 revenue. Within this category, revenue from our paint protection film product line increased 13.2% as compared to the prior year and represented 59.4% of total revenue for the year ended December 31, 2022. This growth was due mainly to increases in demand for our film products across multiple regions partially offset by a decrease in sales to China resulting from regional impacts of the COVID-19 pandemic. The increase in demand in non-China regions was driven by both an increase in the number of customers and increased revenue from our existing customers.
Revenue from our window film product line grew 41.7% in the year ended December 31, 2022 and represented 16.8% of our consolidated annual 2022 revenue. This product line contains both automotive and architectural window film. Automotive window film grew 37.1% to $48.7 million for the year ended December 31, 2022. This increase was due to continued channel focus, increased product adoption in multiple regions and increased demand. Architectural window film revenue increased 98.2% to $5.7 million. This increase was due mainly to increased product awareness and adoption in most of our regions.
Geographically, we experienced growth in many regions during the year. The U.S. and Canadian markets are our most mature markets. Our continued strong growth in these markets was being driven primarily by increased paint protection film attachment rates. Outside of these more mature markets, our continued strong growth was driven by increased product awareness and adoption. An exception to this generally positive trend was our market in China, which saw repeated disruptions during the year as a result of ongoing COVID-related impacts.
Service revenue. Service revenue consists of revenue from fees for DAP software access, cutbank credit revenue, which represents the value of pattern access provided with eligible product revenue, revenue from the labor portion of installation sales in our Company-owned installation centers, revenue from our dealership services business, and revenue from training services provided to our customers. During 2022, service revenue grew 56.8% over service revenue for the year ended December 31, 2021.
Within the service revenue category, software revenue increased 19.2% from the year ended December 31, 2021. This increase was due primarily to increases in customers subscribing to our software. Cutbank credit revenue grew 31.9% from the year ended December 31, 2021. This increase was due primarily to the aforementioned increases in demand for our products and services. Installation labor revenue increased 76.6% from the year ended December 31, 2021, due mainly to acquisition related revenue growth coupled with strong demand at our Company-owned installation facilities and across our dealer service and OEM network.

Training revenue increased 48.8% from the year ended December 31, 2021 as we continue to grow our global training presence.
Total installation revenue (labor and product combined) at our Company-owned installation centers for the year ended December 31, 2022 increased 76.6% over the year ended December 31, 2021. Same store sales growth was approximately 40.5% from the year ended December 31, 2022. Adjusted product revenue, which combines the cutbank credit revenue service component with product revenue, increased by 19.5% from the year ended December 31, 2021 due mainly to the same factors described previously.
Cost of Sales
Cost of sales consists of product costs and the costs to provide our services. Product costs consist of material costs, certain personnel costs, shipping costs, warranty costs and other costs related to providing products to our customers. Cost of service includes the labor costs associated with installation of product in our Company-owned facilities and across our dealer-service network, costs of labor associated with pattern design for our film-cutting software and the costs incurred to provide training for our customers. Product costs in the year ended December 31, 2022 increased 12.3% over the year ended December 31, 2021 commensurate with the growth in product revenue. Cost of service revenue grew 73.7% during the year ended December 31, 2022. The increase was due primarily to increased labor costs associated with our dealership services businesses acquired in 2021.
Gross Margin
The following table summarizes gross margin for product and services for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,			% Change		% of Category Revenue
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020	2022	2021	2020
Product	$88,269	$65,997	$37,760	33.7%	74.8%	34.2%	30.4%	26.7%
Service	39,243	26,680	16,265	47.1%	64.0%	59.6%	63.6%	71.8%
Total	$127,512	$92,677	$54,025	37.6%	71.5%	39.4%	35.7%	34.0%
Product gross margin for the year ended December 31, 2022 increased approximately $22.3 million, or 33.7%, over the year ended December 31, 2021 and represented 34.2% and 30.4% of total product revenue for the years ended December 31, 2022 and 2021, respectively. The increase in product gross margin percentages was primarily due to improved product costs, lower percentage of sales to lower margin distributors (primarily our China Distributor), and favorable changes in product mix.
Service gross margin increased approximately $12.6 million for the year ended December 31, 2022, and represented 59.6% and 63.6% of total service revenue for the years ended December 31, 2022 and 2021, respectively. The decrease in service gross margin percentage was primarily due to a higher percentage of lower margin installation labor revenue relative to other higher margin service revenue components.
Operating Expenses
Sales and marketing expenses for the year ended December 31, 2022 increased 38.8% compared to 2021. These expenses represented 7.8% and 7.0% of consolidated revenue for the years ended December 31, 2022 and 2021, respectively. This increase was due mainly to increased personnel, increased expenses related to marketing events that were suspended in 2021 due to COVID-19 and travel related expenses to support the on-going growth of the business.
General and administrative expenses grew approximately $13.9 million, or 40.6%, during the year ended December 31, 2022. These costs represented 14.9% and 13.2% of total consolidated revenue for the years ended December 31, 2022 and 2021, respectively. The increase was due mainly to increases in personnel, occupancy costs, information technology costs and professional fees to support the ongoing growth of the business and acquisition related expenses including amortization associated with the intangible assets acquired in 2021.
Other Expense
Other expense consists of interest expense and foreign currency gain/loss. Interest expense increased during the year as a result of increased borrowings and increased interest rates under the Company’s line of credit facility. Foreign currency exchange loss increased during the year due to fluctuations in the various currencies in which we conduct business.
Income Tax Expense
Our provision for income taxes increased 34.4% to $10.6 million in the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to the increase in our pre-tax income year over year. Our effective income tax rates for the years ended December 31, 2022 and 2021 were 20.4% and 20.0%, respectively. The increase in our effective rate was primarily due to the impact of international operations. See Note 14 of the Notes to our Consolidated Financial Statements for further information.
Net Income
Net income for the year ended December 31, 2022 increased by 31.1% to $41.4 million compared to the prior year due primarily to continued strong revenue growth and improved margins.

Liquidity and Capital Resources
The primary source of liquidity for our business is cash and cash equivalents and cash flows provided by operations. As of December 31, 2022, we had cash and cash equivalents of $8.1 million. For the year ended December 31, 2022, cash flows provided by operations were $12.1 million. We expect to continue to have sufficient access to cash to support working capital needs, capital expenditures (including acquisitions), and to pay interest and service debt. We believe we have the ability and sufficient resources to meet these cash requirements by using available cash, internally generated funds and borrowing under committed credit facilities. We are focused on continuing to generate positive operating cash to fund our operational and capital investment initiatives. We believe we have sufficient liquidity to operate for at least the next 12 months from the date of filing this Annual Report.
Operating activities. Cash flows provided by operations totaled approximately $12.1 million for the year ended December 31, 2022, compared to $18.3 million for the year ended December 31, 2021. The decrease in operating cash flows for the year ended December 31, 2022 was driven primarily by changes in working capital and increased inventory purchases to offset supply chain risk. This decrease was partially offset by an increase in operating earnings.
Investing activities. Cash flows used in investing activities totaled approximately $14.2 million during the year ended December 31, 2022 compared to cash use of $56.8 million the year ended December 31, 2021. This decrease in cash used was due mainly to less cash outlay for acquisitions in 2022.
Financing activities. Cash flows provided by financing activities during the year ended December 31, 2022 totaled approximately $0.6 million compared $19.2 million in the prior year. This decrease was due primarily to less incremental borrowing on our committed credit facilities. Debt obligations, including balances outstanding on committed credit facilities, as of December 31, 2022 and December 31, 2021 totaled approximately $26.1 million and $25.5 million, respectively.
Future liquidity and capital resource requirements
We expect to fund ongoing operating expenses, capital expenditures, acquisitions, interest payments, tax payments, credit facility maturities, future lease obligations, and payments for other long-term liabilities with cash flow from operations. In the short-term, we are contractually obligated to make lease payments and make payments on contingent liabilities related to certain completed acquisitions. In the long-term, we are contractually obligated to make lease payments, pay contingent liabilities as they are earned, and repay borrowings on our line of credit. We believe that we have sufficient cash and cash equivalents, as well as borrowing capacity, to cover our estimated short-term and long-term funding needs.
Credit Facilities
As of December 31, 2022, we had a $75.0 million revolving line of credit agreement with a financial institution. The facility is used to fund the Company’s working capital needs and other strategic initiatives, and is secured by substantially all the Company’s current and future assets. Borrowings under the credit agreement bear interest on borrowed amounts at the Wall Street Journal U.S. Prime Rate less 0.75% per annum if the Company's EBITDA ratio (as defined in the facility) is equal to or less than 2.00 to 1.00 or the Wall Street Journal U.S. Prime rate less 0.25% if the Company's EBITDA ratio is greater than 2.00 to 1.00. The interest rate for this credit facility as of December 31, 2022 was 6.75%. The Company paid interest charges on borrowings under the facility of $1.3 million during the year ended December 31, 2022. As of December 31, 2022, the Company had borrowed $26.0 million under this line of credit. This facility matures on July 5, 2024.
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
XPEL Canada Corp., a wholly-owned subsidiary of XPEL, Inc., also has a CAD $4.5 million revolving credit facility through HSBC Bank Canada. This facility is utilized to fund our working capital needs in Canada. This facility bears interest at HSBC Canada Bank’s prime rate plus 0.25% per annum and is guaranteed by the parent company. As of December 31, 2022 and December 31, 2021, no balance was outstanding on this facility.
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
Inventory Valuation
Inventories are stated at the lower of cost or net realizable value. Cost is determined on a weighted average cost basis. We record inventory write-downs for scrap and excess or obsolete inventories based on assumptions about historical demand calculations, forecasted usage, estimated customer requirements and product line updates. These assumptions are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future.
Recently Adopted Accounting Pronouncements and Accounting Pronouncements Not Yet Adopted
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
Borrowings under our revolving lines of credit subject us to market risk resulting from changes in interest rates related to our floating rate bank credit facilities. For such borrowings, a hypothetical 200 basis point increase in variable interest rates may result in a material impact to our financial statements. We do not currently have any derivative contracts to hedge our exposure to interest rate risk. During each of the periods presented, we have not experienced a significant effect on our business due to changes in interest rates.
If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of XPEL, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of XPEL, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Deloitte & Touche LLP
Austin, Texas
February 28, 2023
We have served as the Company's auditor since 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the board of directors of XPEL, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows of XPEL, Inc. (the "Company") for the year ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provided a reasonable basis for our opinion.

/s/ Baker Tilly US, LLP
We served as the Company's auditor from 2018 to 2021.
Minneapolis, Minnesota
March 11, 2021

XPEL, Inc.
Consolidated Balance Sheets
(In thousands except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Current
Cash and cash equivalents	$8,056	$9,644
Accounts receivable, net	14,726	13,159
Inventory, net	80,575	51,936
Prepaid expenses and other current assets	3,464	3,672
Income tax receivable	—	617
Total current assets	106,821	79,028
Property and equipment, net	14,203	9,898
Right-of-use lease assets	15,309	12,910
Intangible assets, net	29,294	32,733
Other non-current assets	972	791
Goodwill	26,763	25,655
Total assets	$193,362	$161,015
Liabilities
Current
Current portion of notes payable	$77	$375
Current portion of lease liabilities	3,885	2,978
Accounts payable and accrued liabilities	22,970	32,915
Income tax payable	470	—
Total current liabilities	27,402	36,268
Deferred tax liability, net	2,049	2,748
Other long-term liabilities	1,070	2,631
Borrowings on line of credit	26,000	25,000
Non-current portion of lease liabilities	12,119	9,830
Non-current portion of notes payable	—	76
Total liabilities	68,640	76,553
Commitments and Contingencies (Note 15)
Stockholders’ equity
Preferred stock, $0.001 par value; authorized 10,000,000; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,616,064 issued and outstanding	28	28
Additional paid-in-capital	11,073	10,581
Accumulated other comprehensive loss	(2,203)	(590)
Retained earnings	115,824	74,443
Total stockholders’ equity	124,722	84,462
Total liabilities and stockholders’ equity	$193,362	$161,015
See notes to consolidated financial statements.

XPEL, Inc.
Consolidated Statements of Income
(In thousands except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue
Product revenue	$258,174	$217,283	$136,262
Service revenue	65,819	41,980	22,662
Total revenue	323,993	259,263	158,924

Cost of Sales
Cost of product sales	169,905	151,286	98,502
Cost of service	26,576	15,300	6,397
Total cost of sales	196,481	166,586	104,899
Gross Margin	127,512	92,677	54,025

Operating Expenses
Sales and marketing	25,367	18,273	9,748
General and administrative	48,208	34,288	20,907
Total operating expenses	73,575	52,561	30,655

Operating Income	53,937	40,116	23,370

Interest expense	1,410	303	249
Foreign currency exchange loss	562	373	316

Income before income taxes	51,965	39,440	22,805
Income tax expense	10,584	7,873	4,523
Net income	$41,381	$31,567	$18,282

Earnings per share
Basic	$1.50	$1.14	$0.66
Diluted	$1.50	$1.14	$0.66
Weighted Average Number of Common Shares
Basic	27,614	27,613	27,613
Diluted	27,616	27,613	27,613

See notes to consolidated financial statements.

XPEL, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Other comprehensive income
Net income	$41,381	$31,567	$18,282
Foreign currency translation	(1,613)	(657)	970
Total comprehensive income	39,768	30,910	19,252
Total comprehensive income attributable to:
Stockholders of the Company	39,768	30,910	19,257
Non-controlling interest	—	—	(5)
Total comprehensive income	$39,768	$30,910	$19,252

See notes to consolidated financial statements.

XPEL, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Income) Loss	Equity attributable to Stockholders of the Company	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	27,613	$28	$11,348	$24,594	$(908)	$35,062	$(169)	$34,893
Net income	—	—	—	18,282	—	18,282	—	18,282
Foreign currency translation	—	—	—	—	975	975	(5)	970
Purchase of minority interest	—	—	(936)	—	—	(936)	174	(762)
Balance as of December 31, 2020	27,613	$28	$10,412	$42,876	$67	$53,383	$—	$53,383
Net income	—	—	—	31,567	—	31,567	—	31,567
Foreign currency translation	—	—	—	—	(657)	(657)	—	(657)
Stock-based compensation	—	—	169	—	—	169	—	169
Balance as of December 31, 2021	27,613	$28	$10,581	$74,443	$(590)	$84,462	$—	$84,462
Net income	—	—	—	41,381	—	41,381	—	41,381
Foreign currency translation	—	—	—	—	(1,613)	(1,613)	—	(1,613)
Stock-based compensation	3	—	492	—		492	—	492
Balance as of December 31, 2022	27,616	$28	$11,073	$115,824	$(2,203)	$124,722	$—	$124,722

See notes to consolidated financial statements.
                                        49

XPEL, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income	$41,381	$31,567	$18,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	3,433	1,887	1,274
Amortization of intangible assets	4,401	2,501	956
Gain on sale of property and equipment	(8)	(36)	(3)
Stock compensation	522	169	—
Bad debt expense	467	302	114
Deferred income tax	(471)	1,011	(273)
Accretion on notes payable	7	25	65

Changes in assets and liabilities:
Accounts receivable, net	(2,631)	(432)	(2,431)
Inventory, net	(28,565)	(26,939)	(6,759)
Prepaid expenses and other assets	259	(3,043)	506
Income tax receivable or payable	1,160	(766)	376
Accounts payable and accrued liabilities	(7,898)	12,022	6,359
Net cash provided by operating activities	12,057	18,268	18,466
Cash flows used in investing activities
Purchase of property, plant and equipment	(7,936)	(6,725)	(1,782)
Proceeds from sale of property and equipment	73	66	61
Acquisitions, net of cash acquired, payment holdbacks, and notes payable	(4,673)	(49,185)	(2,569)
Development or purchase of intangible assets	(1,620)	(964)	(374)
Net cash used in investing activities	(14,156)	(56,808)	(4,664)
Cash flows from financing activities
Net borrowings on revolving credit agreements	1,000	25,000	—
Payments on term-loan	—	(5,064)	—
Borrowing on term-loan	—	—	6,000
Restricted stock withholding taxes paid in lieu of issued shares	(30)	—	—
Repayments of notes payable	(368)	(695)	(1,704)
Purchase of minority interest	—	—	(785)
Net cash provided by financing activities	602	19,241	3,511
Net change in cash and cash equivalents	(1,497)	(19,299)	17,313
Foreign exchange impact on cash and cash equivalents	(91)	(84)	213
(Decrease) Increase in cash and cash equivalents during the period	(1,588)	(19,383)	17,526
Cash and cash equivalents at beginning of year	9,644	29,027	11,501
Cash and cash equivalents at end of year	$8,056	$9,644	$29,027

Supplemental schedule of non-cash activities
Notes payable issued for acquisitions	$—	$—	$893
Contingent consideration	$—	$2,576	$541
Non-cash lease financing	$6,094	$9,430	$—

Supplemental cash flow information
Cash paid for income taxes	$9,897	$7,762	$4,461
Cash paid for interest	$1,306	$210	$178
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
The Company was incorporated in the state of Nevada, U.S.A. in October 2003 and its registered office is 711 Broadway, Suite 320, San Antonio, Texas, 78215.
Basis of Presentation - The consolidated financial statements are prepared in conformity with GAAP and include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. The functional currency for the Company is the United States dollar. The assets and liabilities of each of its wholly-owned foreign subsidiaries are translated into U.S dollars using the exchange rate at the end of the balance sheet date. Revenues and expenses are translated at the average exchange rates for the period. Gains and losses from translations are recognized in foreign currency translation included in accumulated other comprehensive loss in the accompanying consolidated balance sheets.
Segment Reporting - Management has concluded that our chief operating decision maker (“CODM”) is our chief executive officer. The Company’s CODM reviews the entire organization’s consolidated results as a whole on a monthly basis to evaluate performance and make resource allocation decisions. Management views the Company’s operations and manages its business as one operating segment.
Use of Estimates - The preparation of these consolidated financial statements in conformity to U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make judgments and estimates and form assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Estimates and underlying assumptions are reviewed on an ongoing basis. Actual outcomes may differ from these estimates under different assumptions and conditions.
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
Accounts Receivable - Accounts receivable are shown net of an allowance for doubtful accounts of $0.2 million and $0.3 million as of December 31, 2022 and 2021, respectively. The Company evaluates the adequacy of its allowances by analyzing the aging of receivables, customer financial condition, historical collection experience, the value of any collateral and other economic and industry factors. Actual collections may differ from historical experience, and if economic, business or customer conditions deteriorate significantly, adjustments to these reserves may be required. When the Company becomes aware of factors that indicate a change in a specific customer’s ability to meet its financial obligations, the Company records a specific reserve for credit losses. At December 31, 2022 and 2021, there were no significant accounts receivable concentrations.
Inventory - Inventories of all operating subsidiaries are comprised of raw materials, film, film installation support products, and supplies which are valued at lower of cost or net realizable value, with cost determined on a weighted average cost basis. Inventory costs include those costs directly

XPEL, Inc.
Notes to Consolidated Financial Statements

attributable to products, including materials, labor, shipping, and overhead. The Company provides reserves for discontinued, slow-moving and excess inventory based upon historical demand calculations, forecasted usage, estimated customer requirements and product line updates. As of December 31, 2022 and 2021, inventory reserves were $0.7 million and $0.1 million, respectively.
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

Furniture and fixtures	5 years
Computer equipment	3-4 years
Vehicles	5 years
Equipment	5-8 years
Leasehold improvements	shorter of lease term or estimated useful life
Plotters	4 years
The following table presents geographic property, plant and equipment, net of accumulated depreciation, by region as of December 31 (in thousands):

	2022	2021
United States	$12,511	$7,890
Canada	469	656
Europe	1,093	1,118
Other	130	234
Consolidated	$14,203	$9,898
Goodwill -  Goodwill represents the excess purchase price over the fair value of tangible net assets acquired in acquisitions after amounts have been allocated to intangible assets. Goodwill is tested for impairment at the reporting unit level on an annual basis (at December 31) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company recognized no goodwill impairment in the years ended December 31, 2022 or December 31, 2021, and there is no significant accumulated impairment of goodwill from prior years. Refer to Note 6, Goodwill for more information related to goodwill.
The following table presents geographic goodwill by region as of December 31 (in thousands):

	2022	2021
United States	$17,699	$16,348
Canada	5,108	5,874
Europe	2,923	3,429
Other	1,033	4
Consolidated	$26,763	$25,655
Intangible Assets - Intangible assets consist primarily of software, customer relationships, trademarks and non-compete agreements. These assets are amortized on a straight-line basis over the period of time in which their expected benefits will be realized.

XPEL, Inc.
Notes to Consolidated Financial Statements

The following table presents geographic intangible assets, net by region as of December 31 (in thousands):

	2022	2021
United States	$23,749	$25,910
Canada	3,127	3,360
Europe	1,685	3,278
Other	733	185
Consolidated	$29,294	$32,733
The following table presents the anticipated useful lives of intangible assets:

Trademarks	10 years
Software	5 years
Trade name	10-15 years
Contractual and customer relationships	9-10 years
Non-compete	3-5 years
Other	2-10 years
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
No impairment was recorded during the years ended December 31, 2022 or 2021.
Other Long-Term Liabilities - The balance presented as other long-term liabilities on the Company’s consolidated balance sheet at December 31, 2022 primarily relate to contingent liabilities. These liabilities are revalued at each reporting period. Refer to Note 13 for additional discussion of the valuation of these liabilities.
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
Research and Development - Research costs are charged to operations when incurred. Software development costs, including costs associated with developing software patterns, are expensed as

XPEL, Inc.
Notes to Consolidated Financial Statements

incurred unless the Company incurred these expenses in the development of a new product or long-lived asset. Research and development costs were $0.4 million, $0.4 million, and $0.1 million in the years ended December 31, 2022, 2021 and 2020, respectively.
Advertising costs - Advertising costs are charged to operations when incurred. Advertising costs were $1.2 million, $1.1 million and $0.6 million in the years ended December 31, 2022, 2021 and 2020, respectively.
Provisions and Warranties - We provide warranties on our products. Liability under the warranty policy is based on a review of historical warranty claims. Adjustments are made to the accruals as claims data experience warrant. The following table presents a summary of our warranty liabilities as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Warranty balance at beginning of period	$75	$52
Warranties assumed in period	624	398
Payments	(465)	(375)
Warranty balance at end of period	$234	$75
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
Accumulated Other Comprehensive Income (Loss) (“AOCI”) - The Company reports comprehensive income (loss) that includes net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to expenses, gains and losses that are not included in net earnings. These amounts are also presented in the Consolidated Statements of Comprehensive Income. As of December 31, 2022 and 2021, respectively, AOCI relates to foreign currency translation adjustments.
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
Acquisitions of Businesses - Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date, irrespective of the extent of any non-controlling interest. The excess of the fair value of the consideration transferred including the recognized amount of any non-controlling interest in the acquiree, over the fair value of the Company’s share of the identifiable net assets acquired is recorded as goodwill. Acquisition-

XPEL, Inc.
Notes to Consolidated Financial Statements

related expenses are recognized separately from the business combination and are recognized as general and administrative expense as incurred. The Company evaluates the materiality of required disclosures related to our business combinations using quantitative and qualitative measures.
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

XPEL, Inc.
Notes to Consolidated Financial Statements

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

XPEL, Inc.
Notes to Consolidated Financial Statements

The following table summarizes transactions included within contract liabilities for the years ended December 31, 2022, 2021 and 2020, respectively (in thousands):

Balance, December 31, 2020	$245
Revenue recognized related to payments included in the December 31, 2020 balance	(199)
Balance, Payments received for which performance obligations have not been satisfied	773
Effect of Foreign Currency Translation	(1)
Balance, December 31, 2021	$818
Revenue recognized related to payments included in the December 31, 2021 balance	(768)
Payments received for which performance obligations have not been satisfied	206
Effect of Foreign Currency Translation	5
Balance, December 31, 2022	$261
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
The table below sets forth the disaggregation of revenue by product category for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	2022	2021	2020
Product Revenue
Paint protection film	$192,374	$169,880	$110,786
Window film	54,370	38,363	20,951
Other	11,430	9,040	4,525
Total	258,174	217,283	136,262

Service Revenue
Software	$5,213	$4,373	$3,489
Cutbank credits	16,317	12,372	7,785
Installation labor	42,828	24,253	10,925
Training and other	1,461	982	463
Total	65,819	41,980	22,662

Total	$323,993	$259,263	$158,924
Our largest customer accounted for 10.5%, 17.9% and 20.6% of our net sales during the years ended December 31, 2022, 2021 and 2020, respectively.

3.    ACQUISITIONS OF BUSINESSES

XPEL, Inc.
Notes to Consolidated Financial Statements

The Company completed the following acquisitions during the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

Acquisition Date	Name/Location/Description	Purchase Price	Acquisition Type	Acquisition Purpose
October 1, 2022	Paint Protection Film portion of Car Care Products Australia, Australia, Paint protection film distributor	$2,178	Asset Purchase	Local market expansion
November 1, 2021	invisiFRAME, Ltd, Shrewsbury, Shropshire, United Kingdom, bicycle paint protection film pattern designer and retailer	$7,390	Share Purchase	Market Expansion
October 1, 2021	Tintnet, Inc. and 1 One Armor, Inc., Scottsdale, Arizona, United States, window and paint protection film distribution and installation	$13,000	Share Purchase	Market Expansion
October 1, 2021	6873391 Canada Ltd. o/a Shadow Shield, 1716808 Alberta Ltd. o/a Shadow Tint, and North 1 Technologies, Calgary, Alberta, Canada, window and paint protection film distribution, installation provider and pattern developer	$7,178	Share Purchase	Local market expansion
May 25, 2021	PermaPlate Film LLC, Salt Lake City, Utah, United States, Window film distribution and installation business	$30,000	Membership Interest Purchase	Market Expansion
December 31, 2020	Veloce Innovation, Houston, Texas, United States, Window film installation business	$1,441	Asset Purchase	Local market expansion
October 30, 2020	France Auto Racing, Dijon, France, Paint protection film distributor	$329	Asset Purchase	Local market expansion
February 1, 2020	Protex Centre, Laval, Quebec, Canada - Paint protection installation shop	$2,475	Share Purchase	Local market expansion

XPEL, Inc.
Notes to Consolidated Financial Statements

The total purchase price for acquisitions completed during the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	December 31,
	2022 Acquisitions	2021 Acquisitions	2020 Acquisitions
Purchase Price
Cash[1]	$1,876	$54,991	$2,811
Promissory note	—	—	893
Contingent consideration	—	2,576	541
Cancellation of receivable balance	302	—	—
	$2,178	$57,567	$4,245

Allocation
Cash	$—	$3,789	$243
Accounts receivable	—	3,250	207
Inventory	595	2,895	182
Prepaid expenses and other assets	—	73	4
Other long-term assets	—	7	6
Property and equipment	—	440	162
Right-of-use lease assets	—	—	588
Software	—	—	1
Trade name	—	2,121	—
Acquired patterns	—	488	—
Customer relationships	612	26,329	1,896
Non-compete	—	—	179
Goodwill	971	21,284	1,939
Current portion of lease liabilities	—	—	(73)
Accounts payable and accrued liabilities	—	(1,982)	(157)
Non-current portion of lease liabilities	—	—	(514)
Assumed debt	—	—	(109)
Deferred tax liability	—	(1,127)	(274)
Taxes payable	$—	$—	$(35)
	$2,178	$57,567	$4,245
[1]Total cash consideration is comprised of amounts paid on closing dates plus holdback amounts to be paid in the future.
Intangible assets acquired in the years ended December 31, 2022 and 2021 have a weighted average useful life of 9 years.
Goodwill for these acquisitions relates to the expansion into new geographical areas, the acquired employee knowledge of the various markets, institutional distribution abilities, as well as the expected synergies resulting from the acquisitions.
Goodwill and other intangibles acquired in taxable asset purchases are analyzed for allowable amortization for tax purposes over appropriate periods as prescribed by applicable regulatory jurisdictions.

XPEL, Inc.
Notes to Consolidated Financial Statements

Acquisition costs incurred related to these acquisitions were immaterial and were included in selling, general and administrative expenses.
The acquired companies were consolidated into our financial statements on their respective acquisition dates. Neither the aggregate revenue nor the net income of the 2022 acquisition consolidated into our 2022 consolidated financial statements was material. The aggregate revenue and operating income of our 2021 acquisitions consolidated into our 2021 consolidated financial statements from the respective dates of acquisition were $16.6 million and $1.6 million, respectively. The aggregate revenue and operating income of our 2020 acquisitions consolidated into our 2020 consolidated financial statements from the respective dates of acquisition were $3.8 million and $1.1 million, respectively.
The following unaudited pro forma financial information presents our results, including the estimated expenses relating to the amortization of intangibles purchased, as if the acquisition during the year ended December 31, 2022 had occurred on January 1, 2022 and 2021 (in thousands):

	Twelve Months Ended
	December 31,
	2022 (Unaudited)	2021 (Unaudited)
Revenue	$325,807	$261,367
Net income	$41,710	$31,854
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
During the year ended December 31, 2022, we finalized the purchase price accounting for acquisitions completed during 2021. This finalization resulted in purchase price reductions of $0.9 million, an increase to goodwill of $0.8 million, a reduction to other intangible assets of $0.6 million, a decrease to deferred tax liabilities of $0.1 million, and a reduction to contingent liabilities of $0.9 million. These changes were caused by updates made to certain valuation assumptions. Results for the twelve months ended December 31, 2021 would not have been materially changed had these final allocations been made in that period.

XPEL, Inc.
Notes to Consolidated Financial Statements

4.    PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following (in thousands):

	December 31, 2022	December 31, 2021
Furniture and fixtures	$2,667	$2,147
Computer equipment	$3,455	$2,201
Vehicles	$838	$822
Equipment	$4,728	$3,571
Leasehold improvements	$7,081	$5,138
Plotters	$2,980	$2,133
Construction in Progress	$1,745	$117
Total property and equipment	$23,494	$16,129
Less: accumulated depreciation	$9,291	$6,231
Property and equipment, net	$14,203	$9,898
Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $3.4 million, $1.9 million and $1.3 million, respectively. Depreciation expense for equipment used in production is recorded to cost of goods sold. All other depreciation is recorded within general and administrative expense.
5.    INTANGIBLE ASSETS, NET
Intangible assets consists of the following (in thousands):

	December 31, 2022	December 31, 2021
Trademarks	$686	$500
Software	$4,822	$3,431
Trade name	$1,451	$2,579
Contractual and customer relationships	$31,871	$31,326
Non-compete	$440	$459
Other	$497	$693
Total at cost	$39,767	$38,988
Less: Accumulated amortization	$10,473	$6,255
Intangible assets, net	$29,294	$32,733
Amortization expense for the years ended December 31, 2022, 2021 and 2020 was $4.4 million, $2.5 million and $1.0 million, respectively. Based on the carrying value of definite-lived intangible assets as of December 31, 2022, we estimate our future amortization expense will be as follows (in thousands):

2023	$4,561
2024	$4,321
2025	$4,068
2026	$3,990
2027	$3,616
Thereafter	$8,738

XPEL, Inc.
Notes to Consolidated Financial Statements

6.    GOODWILL
The following table summarizes changes in the carrying amounts of goodwill for the years ended December 31, 2022 and 2021 (in thousands):

Balance at December 31, 2020	$4,472
Additions	$21,284
Foreign currency translation	$(101)
Balance at December 31, 2021	$25,655

Balance at December 31, 2021	$25,655
Additions and purchase price allocation adjustments	$1,826
Foreign currency translation	$(718)
Balance at December 31, 2022	$26,763
For additional details related to the acquisition completed during the year ended December 31, 2022, and for details related to purchase price allocations finalized during the year, refer to Note 3.
7.    INVENTORIES
The components of inventory, net of reserves, are summarized as follows (in thousands):

	December 31, 2022	December 31, 2021
Raw materials	$10,416	$2,698
Work in process	6,756	180
Finished goods	63,403	49,058
	$80,575	$51,936
8.    DEBT
REVOLVING FACILITIES
The Company has a $75.0 million revolving line of credit with a financial institution. The facility is utilized to fund the Company's working capital needs and other strategic initiatives, and is secured by substantially all of the Company's current and future assets. Borrowings under the credit agreement bear interest on borrowed amounts at the Wall Street Journal U.S. Prime Rate less 0.75% per annum if the Company's EBITDA ratio is equal to or less than 2.00 to 1.00 or the Wall Street Journal U.S. Prime rate less 0.25% if the Company's EBITDA ratio (as defined in the facility) is greater than 2.00 to 1.00. The facility also contains a fee of 0.25% of the unused capacity on the facility. The interest rate for this credit facility as of December 31, 2022 was 6.75%. The Company paid interest charges on borrowings under this facility of $1.3 million during the year ended December 31, 2022, and had a balance of $26.0 million as of December 31, 2022. This facility matures on July 5, 2024.
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

XPEL, Inc.
Notes to Consolidated Financial Statements

(2) A minimum Debt Service Coverage Ratio (as defined in the Loan Agreement) of 1.25 : 1.00 at the end of each fiscal quarter when measured on a rolling four-quarter basis.
The Company also has a CAD $4.5 million revolving credit facility through a financial institution in Canada. This Canadian facility is utilized to fund the Company's working capital needs in Canada. This facility bears interest at HSBC Canada Bank’s prime rate plus 0.25%. As of December 31, 2022 and 2021, no balance was outstanding on this line of credit.
As of December 31, 2022 and December 31, 2021, the Company was in compliance with all debt covenants.
NOTES PAYABLE
As part of its acquisition strategy, the Company uses a combination of cash and unsecured non-interest bearing promissory notes payable to fund its business acquisitions. The Company discounts the promissory note to fair value using market interest rates at the time of the acquisition.
Notes payable are summarized as follows (in thousands):

	Weighted Average Interest Rate	Matures	December 31, 2022	December 31, 2021
Face value of acquisition notes payable	2.61%	2023	$77	$458
Total face value of notes payable			$77	$458
Unamortized discount			$—	$(7)
Current portion			$(77)	$(375)
Total long-term debt			$—	$76
Payments under outstanding notes will be completed in 2023.
9.    EMPLOYEE BENEFIT PLANS
The Company sponsors defined contribution plans for substantially all employees. Annual Company contributions under the plans are discretionary. Company contribution expenses were $0.8 million, $0.5 million and $0.3 million for the plan years ended December 31, 2022, 2021 and 2020, respectively.
10.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following table presents significant accounts payable and accrued liability balances as of the periods ending:

	December 31, 2022	December 31, 2021
Trade payables	$16,689	$25,175
Payroll liabilities	3,596	3,386
Contract liabilities	261	818
Acquisition holdback payments	191	2,007
Other liabilities	2,233	1,529
	$22,970	$32,915

XPEL, Inc.
Notes to Consolidated Financial Statements

11.    CAPITAL STOCK
Shares issued and outstanding at both December 31, 2022 and 2021 were 27,616,064 and 27,612,597, respectively. Par value of these shares for these same dates was $0.03 million.
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
The only activity under the Plan relates to RSUs. RSU activity for the year ended December 31, 2022 is summarized as follows:

	Number of Restricted Stock Units	Weighted Average Grant Value Per Share
Outstanding at December 31, 2021	17,520	$84.19
Granted	36,639	64.91
Vested	(3,467)	84.19
Forfeited or canceled	(6,125)	74.80
Outstanding at December 31, 2022	44,567	$69.63
During the year ended December 31, 2022, we recorded compensation expense of $0.5 million related to RSUs issued under the Plan.
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

XPEL, Inc.
Notes to Consolidated Financial Statements

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
The Company has contingent liabilities related to future internal performance milestones. The fair value of these liabilities was determined using a Monte Carlo Simulation based on the probability and timing of certain future payments under these arrangements. These liabilities are accounted for as Level 3 liabilities within the fair value hierarchy.
Level 3 liabilities measured at December 31, 2022 and 2021 at fair value on a recurring basis are as follows (in thousands):

	2022	2021
Level 3:
Contingent Liabilities	$955	$2,665
Reductions in the fair value of level 3 contingent liabilities are reflected on the Consolidated Balance Sheets in revised purchase price allocations made upon the finalization of 2021 acquisitions and in general and administrative expenses in the Consolidated Statements of Income for the years ended December 31, 2022 and 2021.
14.    INCOME TAXES
Income before income taxes on which the provision for income taxes was computed is as follows (in thousands):

	2022	2021	2020
Domestic	$48,574	$35,647	$20,547
International	$3,391	$3,793	$2,258
Income before income taxes	$51,965	$39,440	$22,805

XPEL, Inc.
Notes to Consolidated Financial Statements

The provision for income taxes differs from the US federal statutory rate as follows:

	2022	2021	2020
Income before income taxes	$51,965	$39,440	$22,805
Statutory rate	21%	21%	21%
	$10,913	$8,282	$4,789

State taxes net of federal benefit	$862	$649	$295
Nondeductible/nontaxable items	$53	$101	$49
Tax Impact of foreign operations	$230	$171	$102
Foreign derived intangible income benefit	$(1,114)	$(970)	$(703)
Other - net	$(360)	$(360)	$(9)
Income tax expense	$10,584	$7,873	$4,523
The foreign tax rate differential reflects the impact of the differences in our various international tax rates and our US statutory rate.
The components of the income tax provision (benefit) are as follows (in thousands):

	Years ended December 31
	2022	2021	2020
Current income tax expense
Federal	$9,006	$5,051	$3,573
Foreign	$1,025	$1,158	$816
State	$1,036	$664	$407
Total current income tax expense	$11,067	$6,873	$4,796

Deferred income tax expense/(benefit)
Federal	$(196)	$968	$(234)
Foreign	$(249)	$3	$14
State	$(38)	$29	$(53)
Total deferred income tax expense/(benefit)	$(483)	$1,000	$(273)

Total	$10,584	$7,873	$4,523
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax

XPEL, Inc.
Notes to Consolidated Financial Statements

purposes. Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	Years ended December 31
	2022	2021
Deferred Tax Assets
Allowance for Doubtful Accounts	$26	$49
263(A) Adjustment	190	122
Accrued Expenses	526	601
Inventory Reserve	152	26
Unrealized loss	21	57
State Tax Credit	174	152
NOL Carryforward and Other	232	295
Stock Compensation	73	38
Capitalized Acquisition Costs	65	61
Capitalized Research and Development	898	—
Right of Use Lease Liability	3,154	2,484
Less Valuation Allowance	(83)	(81)
Total deferred tax assets	$5,428	$3,804

Deferred Tax Liabilities
Fixed and Intangible Assets	$4,465	$4,039
Unrealized Gain	15	15
Accretion	—	1
Right of Use Lease Asset	2,997	2,497
Total deferred tax liabilities	7,477	6,552
Total net deferred tax liabilities	$(2,049)	$(2,748)
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
The Company has net operating losses in certain of its foreign subsidiaries of $1.0 million available to apply against future taxable income. Losses of $0.8 million have no expiration date. The Company has recorded a valuation allowance based on the lack of positive available evidence of realizability of acquired net operating losses of $0.3 million. The Company has state tax credits of $0.2 million available to apply against future taxable income. These credits begin to expire in the year 2039.

XPEL, Inc.
Notes to Consolidated Financial Statements

Reconciliation of Unrecognized Tax Benefits from Uncertain Tax Positions (in thousands)

	Years Ended December 31,
	2022	2021	2020
Beginning unrecognized tax benefits	$129	$129	$—
Increase related tax positions of prior years	$15	$—	$129
Ending unrecognized tax benefits	$144	$129	$129
The Company recognizes the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely upon its technical merits at the reporting date. The unrecognized tax benefit is the difference between the tax benefit recognized and the tax benefit claimed on the Company’s income tax return. The Company has an unrecognized tax benefit as of the year ended December 31, 2022 in the amount of $0.2 million related to an uncertain tax position in one of its foreign jurisdictions. This amount includes an estimate for interest and penalties and are included in income tax expense. The liability is reflected in other long-term liabilities on the Company’s balance sheet. The Company expects a reduction of the position in 2023 related to expiring statutes. The unrecognized tax benefits in the table above includes $0.1 million as of December 31, 2022, that, if recognized, would have impacted income tax expense. The Company believes that all material tax positions in the current and prior years have been analyzed and properly accounted for and that the risk of additional material uncertain tax positions that have not been identified is remote.
The Company plans to indefinitely reinvest foreign earnings and does not expect to repatriate earnings for the foreseeable future. Determination of the amount of unrecognized deferred tax liabilities related to investment in these foreign subsidiaries is not practicable.
The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is still subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years 2015 and after. There are no ongoing or pending IRS, state or foreign examinations.
15.    COMMITMENTS AND CONTINGENCIES
CONTINGENCIES
In the ordinary course of business activities, the Company may be contingently liable for litigation and claims with customers, suppliers and former employees. Management believes that adequate provisions have been recorded in the accounts where required. Management also has determined that the likelihood of any litigation and claims having a material impact on our results of operations, cash flows or financial position is remote. See Note 13, Fair Value Measurements, of the Notes to our Consolidated Financial Statements for further information related to contingent liabilities.
16.    LEASES
We lease space under non-cancelable operating leases for office space, warehouse facilities, and installation locations. We also lease vehicles and equipment to support our global operations. We have not elected the practical expedient to combine lease and non-lease components. We have also elected to adopt the package of practical expedients that allow us not to reassess whether expired leases are or contain leases, not to reassess the lease classification of existing leases, and not to reassess initial direct costs for existing leases.
Some of our leases contain options to renew. The exercise of lease renewals is at our sole discretion; therefore, the renewals to extend the lease terms are not included in our right-of-use assets as it is not

XPEL, Inc.
Notes to Consolidated Financial Statements

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
Balance sheet information related to operating leases is as follows:

	December 31, 2022	December 31, 2021
Operating lease right-of-use assets	$15,309	$12,910

Current portion of operating lease liabilities	3,885	2,978
Noncurrent portion of operating lease liabilities	12,119	9,830
Total operating lease liabilities	$16,004	$12,808
We had operating lease expense of $4.2 million, $2.7 million, and $1.5 million, respectively, for the years ended December 31, 2022, 2021, and 2020. For the year ended December 31, 2022, short-term lease expenses, cash payments on leases, and variable expenses were $0.6 million, $3.5 million, and $0.4 million, respectively. For the year ended December 31, 2021, short-term lease expense, cash payments on leases, and variable lease expenses were $0.5 million, $2.7 million, and $0.3 million, respectively. We have elected not to apply balance sheet recognition to short-term leases.
Weighted-average information associated with the measurement of our remaining operating lease obligations is as follows:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (in years)	5.3	5.1
Weighted-average discount rate	5.0%	4.7%
The following table summarizes the maturity of our operating lease liabilities as of December 31, 2022:

2023	$4,060
2024	3,596
2025	3,012
2026	2,762
2027	2,022
Thereafter	3,462
Total operating lease payments	18,914
Less: interest	(2,910)
Total operating lease liabilities	$16,004
17.    EARNINGS PER SHARE
We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes effect of granted incremental restricted stock units.

XPEL, Inc.
Notes to Consolidated Financial Statements

The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands except per share values):

	Fiscal Year Ended December 31,
Numerator	2022	2021	2020
Net income	$41,381	$31,567	$18,282
Denominator
Weighted average basic shares	27,614	27,613	27,613
Dilutive effect of restricted stock units	2	—	—
Weighted average diluted shares	27,616	27,613	27,613
Earnings per share
Basic	$1.50	$1.14	$0.66
Diluted	$1.50	$1.14	$0.66
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
The Committee approved the change in the independent registered public accounting firm described herein.
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
Management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this Annual Report. Based on such evaluation, our CEO and CFO have each concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act). In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 Framework). Our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2022.
Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within the Company have been detected.
Our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report on our internal control over financial reporting which is included herein.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of XPEL, Inc.
Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of XPEL, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 28, 2023, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Austin, Texas
February 28, 2023

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III
Item 10. Directors, Executive and Corporate Governance
The information required by this Item is set forth under the headings “Corporate Governance,” “Directors,” “Executive Officers” and “Other Information—Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item is set forth under the heading “Executive Compensation,” under the subheadings “Board Oversight of Risk Management” and “Compensation Committee Interlocks and Insider Participation” under the heading “Corporate Governance” and under the subheadings “Compensation of Directors” and “Director Compensation - 2022” under the heading “Directors” in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is set forth under the headings “Other Information—Security Ownership of Certain Beneficial Owners and Management” and “Other Information—Equity Compensation Plan Information” in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is set forth under the subheadings “Board Committees”, “Review, Approval, or Ratification of Transactions with Related Persons” and “Transactions with Related Persons” under the heading “Corporate Governance” in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item is set forth under the subheadings “Fees Paid to Auditors” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm” under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

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

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit/Appendix	Filing Date
3.1	Articles of Incorporation of the Company, filed with the Nevada Secretary of State on October 14, 2003	10-12B	3.1	04/03/2019
3.2	Certificate of Amendment to the Articles of Incorporation of the Company, filed with the Nevada Secretary of State on December 29, 2003	10-12B	3.2	04/03/2019
3.3	Certificate of Amendment to the Articles of Incorporation of the Company, filed with the Nevada Secretary of State on June 3, 2018	10-12B	3.3	04/03/2019
3.4	Amended and Restated Bylaws of the Company, effective as of November 18, 2019	8-K	3.1	11/18/2019
4.1	Description of Securities of the Registrant	10-K	4.1	03/16/2020
10.1	Amended Loan Agreement	8-K	10.1	01/04/2022
10.2	Credit Facility Letter, dated September 11, 2018, by and among XPEL Canada Corp., as borrower, XPEL, Inc., as guarantor, and HSBC Bank Canada, as lender.	10-12B/A	10.2	05/30/2019
10.3	Distribution Agreement dated May 31, 2018 by and between the Company and Shanghai Xing Ting Trading Co., Ltd.	10-12B/A	10.5	05/30/2019
10.4	XPEL, Inc. 2020 Equity Incentive Plan	Schedule 14A	A	04/17/2020
10.5+	Form of Restricted Stock Unit Agreement	10-Q	10.1	08/09/2021
14.1	Code of Business Conduct and Ethics	10-12B/A	14.1	04/24/2019
16.1	Letter regarding change in certifying accountants	8-K	16.1	07/14/2021
21.1*	Subsidiaries of the Company
23.1*	Consent of Baker Tilly US, LLP
23.2*	Consent of Deloitte & Touche, LLP
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certifications of Chief Executive Officer
32.2**	Section 1350 Certifications of Chief Financial Officer
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set

* Filed herewith
** Furnished herewith
+Management Compensatory Plan or Agreement

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XPEL, Inc. (Registrant)

		By:	/s/ Barry R. Wood
Barry R. Wood
Senior Vice President and Chief Financial Officer
Date:	February 28, 2023		(Authorized Officer and Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name and Signature	Title	Date
/s/ Ryan L. Pape	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2023
Ryan L. Pape
/s/ Barry R. Wood	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2023
Barry R. Wood
/s/ Stacy L Bogart	Director	February 28, 2023
Stacy L. Bogart
/s/ Richard K. Crumly	Director	February 28, 2023
Richard K. Crumly
/s/ Michael A. Klonne	Director	February 28, 2023
Michael A. Klonne
/s/ Mark E. Adams	Director	February 28, 2023
Mark E. Adams