Form 10-Q
period 2023-03-31
XPEL, Inc.
filed 2023-05-09
CIK 1767258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from         to
Commission File Number: 001-38858
XPEL, INC.
(Exact name of registrant as specified in its charter)

Nevada		20-1117381
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

711 Broadway St., Suite 320	San Antonio	Texas	78215
(Address of Principal Executive Offices)			(Zip Code)
Registrant's telephone number, including area code: (210) 678-3700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	XPEL	The Nasdaq Stock Market LLC
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The registrant had 27,618,084 shares of common stock outstanding as of May 9, 2023.

Part I. Financial Information

Item 1. Financial Statements

XPEL, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	(Unaudited)	(Audited)
	March 31, 2023	December 31, 2022
Assets
Current
Cash and cash equivalents	$8,330	$8,056
Accounts receivable, net	21,353	14,726
Inventory, net	84,594	80,575
Prepaid expenses and other current assets	6,035	3,464
Total current assets	120,312	106,821
Property and equipment, net	15,311	14,203
Right-of-use lease assets	15,624	15,309
Intangible assets, net	28,485	29,294
Other non-current assets	1,116	972
Goodwill	26,819	26,763
Total assets	$207,667	$193,362
Liabilities
Current
Current portion of notes payable	$—	$77
Current portion lease liabilities	4,261	3,885
Accounts payable and accrued liabilities	20,541	22,970
Income tax payable	2,828	470
Total current liabilities	27,630	27,402
Deferred tax liability, net	1,935	2,049
Other long-term liabilities	1,105	1,070
Borrowings on line of credit	28,000	26,000
Non-current portion of lease liabilities	12,240	12,119
Total liabilities	70,910	68,640
Commitments and Contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.001 par value; authorized 10,000,000; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,616,064 issued and outstanding	28	28
Additional paid-in-capital	11,376	11,073
Accumulated other comprehensive loss	(1,904)	(2,203)
Retained earnings	127,257	115,824
Total stockholders’ equity	136,757	124,722
Total liabilities and stockholders’ equity	$207,667	$193,362
See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenue
Product revenue	$67,308	$58,098
Service revenue	18,534	13,766
Total revenue	85,842	71,864

Cost of Sales
Cost of product sales	42,180	38,194
Cost of service	7,702	5,953
Total cost of sales	49,882	44,147
Gross Margin	35,960	27,717

Operating Expenses
Sales and marketing	6,675	6,311
General and administrative	14,354	11,369
Total operating expenses	21,029	17,680

Operating Income	14,931	10,037

Interest expense	523	220
Foreign currency exchange (gain) loss	(9)	5

Income before income taxes	14,417	9,812
Income tax expense	2,984	2,009
Net income	$11,433	$7,803

Earnings per share
Basic	$0.41	$0.28
Diluted	$0.41	$0.28
Weighted Average Number of Common Shares
Basic	27,616	27,613
Diluted	27,626	27,613

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Other comprehensive income
Net income	$11,433	$7,803
Foreign currency translation	299	(95)
Total comprehensive income	$11,732	$7,708

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands)

Stockholders' Equity - Three Months Ended March 31
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	27,613	$28	$10,581	$74,443	$(589)	$84,463
Net income	—	—	—	7,803	—	7,803
Foreign currency translation	—	—	—	—	(95)	(95)
Stock-based compensation	—	—	70	—	—	70
Balance as of March 31, 2022	27,613	28	10,651	82,246	(684)	92,241

Balance as of December 31, 2022	27,616	28	11,073	115,824	(2,203)	124,722
Net income	—	—	—	11,433	—	11,433
Foreign currency translation	—	—	—	—	299	299
Stock-based compensation	—	—	303	—	—	303
Balance as of March 31, 2023	27,616	$28	$11,376	$127,257	$(1,904)	$136,757
See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$11,433	$7,803
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of property, plant and equipment	972	756
Amortization of intangible assets	1,161	1,076
Gain on sale of property and equipment	(9)	(14)
Stock compensation	303	70
Bad debt expense	74	66
Deferred income tax	(115)	(38)
Accretion on notes payable	—	3

Changes in assets and liabilities:
Accounts receivable	(6,606)	(2,125)
Inventory, net	(3,886)	(22,584)
Prepaid expenses and other current assets	(2,512)	(78)
Income taxes receivable and payable	2,360	1,281
Other assets	—	74
Accounts payable and accrued liabilities	(2,480)	9,401
Net cash provided by (used in) operating activities	695	(4,309)
Cash flows used in investing activities
Purchase of property, plant and equipment	(2,055)	(2,271)
Proceeds from sale of property and equipment	12	42
Development of intangible assets	(321)	(364)
Net cash used in investing activities	(2,364)	(2,593)
Cash flows from financing activities
Net borrowings on revolving credit agreement	2,000	8,000
Repayments of notes payable	(77)	(108)
Net cash provided by financing activities	1,923	7,892
Net change in cash and cash equivalents	254	990
Foreign exchange impact on cash and cash equivalents	20	(38)
Increase in cash and cash equivalents during the period	274	952
Cash and cash equivalents at beginning of period	8,056	9,644
Cash and cash equivalents at end of period	$8,330	$10,596

Supplemental schedule of non-cash activities
Non-cash lease financing	$1,237	$2,389

Supplemental cash flow information
Cash paid for income taxes	$748	$770
Cash paid for interest	$517	$216
See notes to condensed consolidated financial statements.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    INTERIM FINANCIAL INFORMATION
The accompanying (a) condensed consolidated balance sheet as of December 31, 2022, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2023 and 2022 have been prepared by XPEL, Inc. (“XPEL” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns and seasonal, operating and other factors.
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on February 28, 2023 (the "Annual Report"). These condensed consolidated financial statements should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations section appearing in this Report.

2.    SIGNIFICANT ACCOUNTING POLICIES
Nature of Business - The Company is based in San Antonio, Texas and sells, distributes, and installs protective films and coatings, including automotive paint protection film, surface protection film, automotive and architectural window films and ceramic coatings. The Company was incorporated in the state of Nevada, U.S.A in October 2003.
Basis of Presentation - The condensed consolidated financial statements are prepared in conformity with United States Generally Accepted Accounting Principles ("U.S. GAAP") and include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. The functional currency for the Company is the United States ("U.S.") Dollar. The assets and liabilities of each of its wholly-owned foreign subsidiaries are translated into U.S dollars using the exchange rate at the end of the balance sheet date. Revenues and expenses are translated at the average exchange rates for the period. Gains and losses from translations are recognized in foreign currency translation included in accumulated other comprehensive loss in the accompanying consolidated balance sheets.
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
Accounts Receivable - Accounts receivable are shown net of allowances for expected credit losses and doubtful accounts of $0.2 million and $0.2 million as of March 31, 2023 and December 31, 2022, respectively. The Company evaluates the adequacy of its allowances by analyzing the aging of receivables, customer financial condition, historical collection experience, the value of any collateral and

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
other economic and industry factors. Actual collections may differ from historical experience, and if economic, business or customer conditions deteriorate significantly, adjustments to these reserves may be required. When the Company becomes aware of factors that indicate a change in a specific customer’s ability to meet its financial obligations, the Company records a specific reserve for credit losses. The Company had no significant accounts receivable concentration as of March 31, 2023 or December 31, 2022.
Provisions and Warranties - We provide a warranty on our products. Liability under the warranty policy is based on a review of historical warranty claims. Adjustments are made to the accruals as claims and data experience warrant. Our liability for warranties as of March 31, 2023 and December 31, 2022 was $0.2 million and $0.2 million, respectively. The following tables present a summary of our accrued warranty liabilities for the three months ended March 31, 2023 and the twelve months ended December 31, 2021 (in thousands):

2023
Warranty liability, January 1	$234
Warranties assumed in period	$22
Payments	$(7)
Warranty liability, March 31	$249

2022
Warranty liability, January 1	$75
Warranties assumed in period	$624
Payments	$(465)
Warranty liability, December 31	$234
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Measurement of Credit Losses on Financial Instruments”, which requires measurement and recognition of expected credit losses for financial assets held. We adopted this pronouncement effective January 1, 2023 without material impact to our financial statements.

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
When the Company transfers goods or provides services to a customer, payment is due, subject to normal terms, and is not conditional on anything other than the passage of time. Typical payment terms range from due upon receipt to due within 30 days, depending on the type of customer and relationship. At contract inception, the Company expects that the period of time between the transfer of goods to the

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
customer and when the customer pays for those goods will be less than one year, which is consistent with the Company’s standard payment terms. Accordingly, the Company has elected the practical expedient under ASC 606 to not adjust for the effects of a significant financing component. As such, these amounts are recorded as receivables and not contract assets.
The following table summarizes transactions within contract liabilities for the three months ended March 31, 2023 (in thousands):

Balance, December 31, 2022	$261
Revenue recognized related to payments included in the December 31, 2022 balance	(206)
Payments received for which performance obligations have not been satisfied	2,791
Effect of foreign currency translation	1
Balance, March 31, 2023	$2,847
The table below sets forth the disaggregation of revenue by product category for the periods indicated below (in thousands):

	Three Months Ended March 31,
	2023	2022
Product Revenue
Paint protection film	$49,548	$43,961
Window film	14,982	11,534
Other	2,778	2,603
Total	$67,308	$58,098

Service Revenue
Software	$1,458	$1,207
Cutbank credits	4,030	2,930
Installation labor	12,399	9,256
Training and other	647	373
Total	$18,534	$13,766

Total	$85,842	$71,864
Because many of our international customers require us to ship their orders to freight forwarders located in the United States, we cannot be certain about the ultimate destination of the product. The following table represents our estimate of sales by geographic regions based on our understanding of

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
ultimate product destination based on customer interactions, customer locations and other factors (in thousands):

	Three Months Ended March 31,
	2023	2022
United States	$51,077	$41,587
China	6,647	8,859
Canada	8,592	7,850
Continental Europe	7,960	5,663
United Kingdom	3,091	2,428
Middle East/Africa	3,496	2,049
Asia Pacific	2,645	2,033
Latin America	2,173	1,206
Other	161	189
Total	$85,842	$71,864
Our largest customer accounted for 7.7% and 12.3% of our net sales during the three months ended March 31, 2023 and 2022, respectively.

4.    PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Furniture and fixtures	$2,831	$2,667
Computer equipment	3,685	3,455
Vehicles	851	838
Equipment	4,977	4,728
Leasehold improvements	7,349	7,081
Plotters	3,266	2,980
Construction in Progress	2,624	1,745
Total property and equipment	25,583	23,494
Less: accumulated depreciation	10,272	9,291
Property and equipment, net	$15,311	$14,203
Depreciation expense for the three months ended March 31, 2023 and 2022 was $1.0 million and $0.8 million, respectively.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5.    INTANGIBLE ASSETS, NET
Intangible assets consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Trademarks	$742	$686
Software	5,084	4,822
Trade name	1,473	1,451
Contractual and customer relationships	31,891	31,871
Non-compete	440	440
Other	499	497
Total at cost	40,129	39,767
Less: Accumulated amortization	11,644	10,473
Intangible assets, net	$28,485	$29,294
Amortization expense for the three months ended March 31, 2023 and 2022 was $1.2 million and $1.1 million, respectively.

6.    GOODWILL
The following table summarizes goodwill transactions for the three months ended March 31, 2023 and the twelve months ended December 31, 2021 (in thousands):

2022
Balance at December 31, 2021	$25,655
Additions and purchase price allocation adjustments	1,826
Foreign exchange	$(718)
Balance at December 31, 2022	$26,763

2023
Balance at December 31, 2022	$26,763
Foreign exchange	56
Balance at March 31, 2023	$26,819

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7.    INVENTORIES
The components of inventory are summarized as follows (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$12,873	$10,416
Work in process	4,638	6,756
Finished goods	67,083	63,403
	$84,594	$80,575

8.    DEBT
REVOLVING FACILITIES
Throughout the three months ended March 31, 2023, the Company had a $75.0 million revolving line of credit with a financial institution. The facility was utilized to fund the Company's working capital needs and other strategic initiatives, and was secured by a security interest in substantially all of the Company's current and future assets. Borrowings under the credit agreement bore interest on at the Wall Street Journal U.S. Prime Rate less 0.75% per annum if the Company's EBITDA ratio (as defined in the Loan Agreement governing the facility) was equal to or less than 2.00 to 1.00 or the Wall Street Journal U.S. Prime rate less 0.25% if the Company's EBITDA ratio was greater than 2.00 to 1.00. The facility also included a fee of 0.25% of the unused capacity on the facility. The interest rate for this credit facility as of March 31, 2023 and December 31, 2022 was 7.25% and 6.75%, respectively. The Company paid interest charges on borrowings under this facility of $0.5 million during the three months ended March 31, 2023 and had a balance of $28.0 million and $26.0 million as of March 31, 2023 and December 31, 2022, respectively. The maturity date of this facility was July 5, 2024.
On April 6, 2023, this facility was terminated and a new $125.0 million Credit Agreement was established with Wells Fargo Bank, N.A. Refer to Note 13 for details on this new Credit Agreement.
The Company also has a CAD $4.5 million revolving credit facility through HSBC Bank Canada, and is maintained by XPEL Canada Corp., a wholly-owned subsidiary of XPEL. This Canadian facility is utilized to fund the Company's working capital needs in Canada. This facility bears interest at HSBC Canada Bank’s prime rate plus 0.25% per annum and is guaranteed by the parent company. As of March 31, 2023 and December 31, 2022, no balance was outstanding on this line of credit.
As of March 31, 2023 and December 31, 2022, the Company was in compliance with all debt covenants.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following table presents significant accounts payable and accrued liability balances as of the periods ending (in thousands):

	March 31, 2023	December 31, 2022
Trade payables	$13,453	$16,689
Payroll liabilities	1,941	3,596
Contract liabilities	2,847	261
Acquisition holdback payments	—	191
Other liabilities	2,300	2,233
	$20,541	$22,970

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
Liabilities measured at fair value on a recurring basis as of the dates noted below are as follows (in thousands):

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	March 31, 2023	December 31, 2022
Level 3:
Contingent Liabilities	$1,006	$955
Increases in the fair value of level 3 contingent liabilities are reflected in general and administrative expenses in the Consolidated Statements of Income for the three months ended March 31, 2023.

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
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands except per share values):

	Three Months Ended March 31,
Numerator	2023	2022
Net income	$11,433	$7,803
Denominator
Weighted average basic shares	27,616	27,613
Dilutive effect of restricted stock units	10	—
Weighted average diluted shares	27,626	27,613
Earnings per share
Basic	$0.41	$0.28
Diluted	$0.41	$0.28

13.    SUBSEQUENT EVENTS
New credit agreement
On April 6, 2023, the Company entered into a Credit Agreement with Wells Fargo Bank, N.A., as Administrative Agent, and other lenders party thereto. The Credit Agreement provides for secured revolving loans and letters of credit in an aggregate amount of up to $125 million. Simultaneously with entering into the Credit Agreement, XPEL borrowed $31 million to repay all outstanding indebtedness under its Loan Agreement with Texas Partners Bank and to pay expenses incurred in connection with the Credit Agreement.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Borrowings under the Credit Agreement bear interest, at XPEL’s option, at a rate equal to either (a) Base Rate or (b) Adjusted Term SOFR. In addition to the applicable interest rate, the Credit Agreement includes a commitment fee ranging from 0.20% to 0.25% per annum for the unused portion of the aggregate commitment and an applicable margin ranging from 0.00% to 0.50% for Base Rate Loans and 1.00% to 1.50% for Adjusted Term SOFR Loans. Both the margin applicable to the interest rate and the commitment fee are dependent on XPEL’s Consolidated Total Leverage Ratio.
Obligations under the Credit Agreement are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in all of XPEL’s material property and assets.
The terms of the Credit Agreement include certain affirmative and negative covenants that require, among other things, XPEL to maintain legal existence and remain in good standing, comply with applicable laws, maintain accounting records, deliver financial statements and certifications on a timely basis, pay taxes as required by law, and maintain insurance coverage, as well as to forgo certain specified future activities that might otherwise encumber XPEL and certain customary covenants. The Credit Agreement provides for two financial covenants:
1.Its Consolidated Total Leverage Ratio to exceed 3.50 to 1.00, and
2.Its Consolidated Interest Coverage Ratio to be less than 3.00 to 1.00.

The Credit Agreement's maturity date is April 6, 2026.
Under the Credit Agreement:
“Adjusted Term SOFR” means, for purposes of any calculation, the rate per annum equal to (a) Term SOFR for such calculation plus (b) the Term SOFR Adjustment; (as defined in the Credit Agreement) provided that if Adjusted Term SOFR as so determined shall ever be less than 0%, then the Adjusted Term SOFR shall be deemed to be 0%.
“Base Rate” is defined as the highest of (a) the Administrative Agent’s prime rate, (b) the Federal funds rate plus 0.50%, or (c) Adjusted Term SOFR for a one-month tenor in effect on such day plus 1.00%.
“Consolidated Total Leverage Ratio” is defined as the ratio of consolidated funded indebtedness on such date to Consolidated EBITDA for the most recently completed Reference Period.
“Consolidated Interest Coverage Ratio” is defined as the ratio of Consolidated EBITDA for the most recently completed Reference Period to XPEL’s consolidated interest expense for the most recently completed Reference Period.
“Consolidated EBITDA” is defined as consolidated net income (i) plus all of the following: (a) consolidated interest expense; (b) tax expense measured by net income, profits or capital (or any similar measures), paid or accrued, including federal and state and local income taxes, foreign income taxes and franchise taxes; (c) depreciation, amortization and other non-cash charges or expenses (including stock based compensation and write-downs of goodwill), excluding any non-cash charge or expense that represents an accrual for a cash expense to be taken in a future period; (d) all transaction fees, charges and other amounts (including any financing fees, merger and acquisition fees, legal fees and expenses, due diligence fees or any other fees and expenses in connection therewith) in connection with any Credit Agreement permitted acquisition, investment, disposition, issuance or repurchase of equity interests, or the incurrence, amendment or waiver of indebtedness permitted hereunder (other than those related to the certain transactions or with respect to any amendment or modification of the Loan Documents), in each case, whether or not consummated, in each case to the extent paid within six months of the closing or effectiveness of such event or the termination or abandonment of such transaction, as the case may be; provided that (1) the aggregate amount added back pursuant to this provision with respect to any one

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
transaction shall not exceed $2,000,000 for the applicable period and (2) any amounts added back for such applicable period shall be set forth in reasonable detail on XPEL’s compliance certification for such period; (e) non-cash charges and losses (excluding any such non-cash charges or losses to the extent (1) there were cash charges with respect to such charges and losses in past accounting periods or (2) there is a reasonable expectation that there will be cash charges with respect to such charges and losses in future accounting periods); and (f) unusual and non-recurring expenses, charges or losses (excluding losses from discontinued operations); and (ii) less the sum of the following, without duplication, to the extent included in determining consolidated net income for such period: (a) interest income; (b) federal, state, local and foreign income tax credits of XPEL and its subsidiaries for such period (to the extent not netted from income tax expense); (c) any unusual and non-recurring gains; (d) non-cash gains (excluding any such non-cash gains to the extent (A) there were cash gains with respect to such gains in past accounting periods or (B) there is a reasonable expectation that there will be cash gains with respect to such gains in future accounting periods); and (e) any cash expense made during such period which represents the reversal of any non-cash expense that was added in a prior period pursuant to clause (i)(c) above subsequent to the fiscal quarter in which the relevant non-cash expenses, charges or losses were incurred.
“Reference Period” is defined at any date of determination as, the period of four consecutive fiscal quarters ended on or immediately prior to such date for which financial statements of XPEL have been delivered to the Administrative Agent.
“SOFR” means a rate equal to the secured overnight financing rate as administered by the SOFR Administrator.
“SOFR Administrator” means the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate).
Acquisition of a business
On May 1, 2023, we completed the acquisition of a U.S.-based dealership services business. The purchase price of this business was approximately $5.3 million.

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
We believe the items we have outlined above are important factors that could cause estimates included in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf.  We have discussed these factors in more detail in the Annual Report. These factors are not necessarily all of the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our shareholders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution when considering our forward-looking statements.
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
Strategic Overview
XPEL continues to pursue several key strategic initiatives to drive continued growth. Our global expansion strategy includes establishing a local presence where possible, allowing us to better control the delivery of our products and services. We also add locally-based regional sales personnel, leveraging local knowledge and relationships to expand the markets in which we operate.
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
Trends and Uncertainties
Macroeconomic uncertainties persist in the U.S. and other parts of the world as inflation, rising interest rates and the changes in value of the U.S. Dollar relative to other major currencies have recently affected the economic environment and consumer behaviors. Additionally, while we have not experienced any material supply chain disruptions directly, the automobile industry has experienced component shortages, increased lead times, cost fluctuations and logistic constraints. Some or all of these could continue throughout the remainder of 2023. This economic uncertainty could impact vehicle sales in the U.S. or other parts of the world, which could adversely affect our business, results of operations and financial condition. See Risk Factors - “We are highly dependent on the automotive industry. A prolonged or material contraction in the automotive sales and production volumes could adversely affect our business, results of operations and financial condition” included in Part I, Item 1A - Risk Factors, in the Annual Report on Form 10-K.
While Russia’s invasion of Ukraine has not had a material direct impact on our business, the nature and degree of the effects of that conflict, as well as the other effects of the current business environment over time remain uncertain. See Risk Factors- “We are exposed to political, regulatory, economic and other risks that arise from operating a multinational business” included in Part I, Item 1A - Risk Factors, in the Annual Report on Form 10-K.

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
The following table is a reconciliation of Net income to EBITDA for the three months ended March 31, 2023 and 2022 (in thousands):

	(Unaudited)
	Three Months Ended March 31,
	2023	2022
Net Income	$11,433	$7,803
Interest	523	220
Taxes	2,984	2,009
Depreciation	972	756
Amortization	1,161	1,076
EBITDA	$17,073	$11,864

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

Results of Operations
The following table summarizes the Company’s consolidated results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31, 2023	% of Total Revenue	Three Months Ended March 31, 2022	% of Total Revenue	$ Change	% Change
Total revenue	$85,842	100.0%	$71,864	100.0%	$13,978	19.5%
Total cost of sales	49,882	58.1%	44,147	61.4%	5,735	13.0%
Gross margin	35,960	41.9%	27,717	38.6%	8,243	29.7%
Total operating expenses	21,029	24.5%	17,680	24.6%	3,349	18.9%
Operating income	14,931	17.4%	10,037	14.0%	4,894	48.8%
Other expenses	514	0.6%	225	0.3%	289	128.4%
Income tax	2,984	3.5%	2,009	2.8%	975	48.5%
Net income	$11,433	13.3%	$7,803	10.9%	$3,630	46.5%

The following table summarizes revenue results for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,		%	% of Total Revenue
	2023	2022	Inc (Dec)	2023	2022
Product Revenue
Paint protection film	$49,548	$43,961	12.7%	57.7%	61.2%
Window film	14,982	11,534	29.9%	17.5%	16.0%
Other	2,778	2,603	6.7%	3.1%	3.6%
Total	$67,308	$58,098	15.9%	78.4%	80.8%

Service Revenue
Software	$1,458	$1,207	20.8%	1.7%	1.7%
Cutbank credits	4,030	2,930	37.5%	4.7%	4.1%
Installation labor	12,399	9,256	34.0%	14.4%	12.9%
Training and other	647	373	73.5%	0.8%	0.5%
Total	$18,534	$13,766	34.6%	21.6%	19.2%

Total	$85,842	$71,864	19.5%	100.0%	100.0%
Because many of our international customers require us to ship their orders to freight forwarders located in the United States, we cannot be certain about the ultimate destination of the product. The following table represents our estimate of sales by geographic regions based on our understanding of ultimate product destination based on customer interactions, customer locations and other factors for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,		%	% of Total Revenue
	2023	2022	Inc (Dec)	2023	2022
United States	$51,077	$41,587	22.8%	59.5%	57.9%
China	6,647	8,859	(25.0)%	7.7%	12.3%
Canada	8,592	7,850	9.5%	10.0%	10.9%
Continental Europe	7,960	5,663	40.6%	9.3%	7.9%
United Kingdom	3,091	2,428	27.3%	3.6%	3.4%
Middle East/Africa	3,496	2,049	70.6%	4.1%	2.9%
Asia Pacific	2,645	2,033	30.1%	3.1%	2.8%
Latin America	2,173	1,206	80.2%	2.5%	1.7%
Other	161	189	(14.8)%	0.2%	0.2%
Total	$85,842	$71,864	19.5%	100.0%	100.0%
Product Revenue. Product revenue increased 15.9% over the three months ended March 31, 2022 Product revenue represented 78.4% of our total revenue for the three months ended March 31, 2023 and 80.8% for the three months ended March 31, 2022. Revenue from our paint protection film product line increased 12.7% for the three months ended March 31, 2023. Paint protection film sales represented 57.7% and 61.2% of our consolidated revenues for the three months ended March 31, 2023 and 2022, respectively. The increase in the total amount of paint protection film sales was primarily due to increased demand for our film products in multiple regions partially offset by a decrease in sales to China resulting from lingering regional impacts of the COVID-19 pandemic. This net increase in demand was driven primarily by an increase in the overall number of our customers together with increased sales to existing customers.
Revenue from our window film product line grew 29.9% for the three months ended March 31, 2023. Window film sales represented 17.5% and 16.0% of our consolidated revenues for the three months ended March 31, 2023 and 2022, respectively. This increase was due to continued channel focus, increased product adoption in multiple regions and increased demand. Architectural window film revenue increased 6.4% to $1.2 million. This increase was due mainly to increased product awareness and demand in most of our regions.
Geographically, we experienced growth in many regions during the three months ended March 31, 2023. The U.S. region, our largest region, grew 22.8% due primarily to increasing attach rates. Outside the U.S., several regions saw strong growth due primarily to increased product awareness and attach rates. Our China region revenue declined 25.0% compared to the three months ended March 31, 2022 due mainly to the lingering regional impacts of the COVID-19 pandemic.
Service revenue consists of fees for DAP software access and cutbank credit revenue, which represents the value of pattern access provided with eligible product revenue, revenue from the labor portion of installation sales in our Company-owned installation centers, revenue from our dealership services businesses and revenue from training services provided to our customers. Service revenue grew 34.6% over service revenue for the three months ended March 31, 2022. Service revenue represented 21.6% and 19.2% of our consolidated revenue from the three months ended March 31, 2023 and 2022, respectively.
Software revenue increased 20.8% from the three months ended March 31, 2022. The increase was due primarily to increases in total subscribers to our software. Software revenue represented 1.7% of consolidated revenue for both the three months ended March 31, 2023 and the three months ended March 31, 2022. Cutbank credit revenue grew 37.5% from the three months ended March 31, 2022. This increase was due mainly to increased demand for our products and services. Cutbank sales represented 4.7% and 4.1% of our consolidated revenue for the three months ended March 31, 2023 and 2022, respectively. Installation labor revenue increased 14.4% due mainly to increased demand in our Company-owned installation facilities and across our dealership service and OEM networks.
Total installation revenue (labor and product combined) at our Company-owned installation centers for the three months ended March 31, 2023 increased 34.0% over the three months ended March 31, 2022. This represented 17.2% and 15.3% of our consolidated revenue for the three months ended March 31, 2023 and 2022, respectively. This increase was due mainly to increased demand in our Company-owned installation facilities and across our dealership services businesses and OEM networks. Adjusted product revenue, which combines the cutbank credit revenue service component with product revenue, increased 16.9% in the three months ended March 31, 2023 versus the three months ended March 31, 2022 due mainly to the same factors described previously.

Cost of Sales
Cost of sales consists of product costs and the costs to provide our services. Product costs consist of material costs, personnel costs related to warehouse personnel, shipping costs, warranty costs and other related costs to provide products to our customers. Cost of service includes the labor costs associated with installation of product in our Company-owned facilities, costs of labor associated with pattern design for our cutting software and the costs incurred to provide training for our customers. Product costs in the three months ended March 31, 2023 increased 10.4% over the three months ended March 31, 2022 commensurate with our growth in product sales. Cost of product sales represented 49.1% and 53.1% of total revenue in the three months ended March 31, 2023 and 2022, respectively. Cost of services grew 29.4% during the three months ended March 31, 2023 and represented 9.0% and 8.3% of total revenue for the three months ended March 31, 2023 and 2022, respectively. This increase was due primarily to increased installation labor costs commensurate with the growth in installation labor revenue.
Gross Margin
The following table summarizes gross margin for product and services for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,		%	% of Category Revenue
	2023	2022	Inc (Dec)	2023	2022
Product margin	$25,128	$19,904	26.2%	37.3%	34.3%
Service margin	10,832	7,813	38.6%	58.4%	56.8%
Total	$35,960	$27,717	29.7%	41.9%	38.6%
Product gross margin for the three months ended March 31, 2023 increased approximately $5.2 million, or 26.2%, over the three months ended March 31, 2022 and represented 37.3% and 34.3% of product revenue for the three months ended March 31, 2023 and 2022, respectively. The increase in product gross margin percentages were primarily due to decreases in product costs, favorable changes in product mix and improved operating leverage.
Service gross margin increased approximately $3.0 million, or 38.6%, over the three months ended March 31, 2022. This represented 58.4% and 56.8% of total service revenue for the three months ended March 31, 2023 and 2022, respectively. The increase in service margin percentage was primarily due to improved operating leverage in our dealership services business commensurate with the improvement of inventory levels at new car dealerships.

Operating Expenses
Sales and marketing expenses for the three months ended March 31, 2023 increased $0.4 million, or 5.8%, compared to the same period in 2022. These expenses represented 7.8% and 8.8% of consolidated revenue for the three months ended March 31, 2023 and 2022, respectively. This increase was due to continued investment in our sales and marketing efforts partially offset by timing of our annual dealer conference which was held in the second quarter of this year compared to the first quarter of 2022.
General and administrative expenses grew approximately $3.0 million, or 26.2%, during the three months ended March 31, 2023 over the three months ended March 31, 2022. These costs represented 16.7% and 15.8% of consolidated revenue for the three months ended March 31, 2023 and 2022, respectively. The increase was due mainly to increases in personnel, occupancy costs, and professional fees to support the ongoing growth of the business.
Income Tax Expense
Income tax expense for the three months ended March 31, 2023 increased $1.0 million from the three months ended March 31, 2022. Our effective tax rate was 20.7% for the three months ended March 31, 2023 compared with 20.5% for the three months ended March 31, 2022.
Net Income
Net income for the three months ended March 31, 2023 increased by $3.6 million, or 46.5%, to $11.4 million.

Liquidity and Capital Resources
The primary source of liquidity for our business is available cash and cash equivalents, cash flows provided by operations and borrowing capacity under our credit facility. As of March 31, 2023, we had cash and cash equivalents of $8.3 million. For the three months ended March 31, 2023, cash provided by operations was $0.7 million. We currently have $94 million of availability under our new credit facility with Wells Fargo. We expect to have sufficient access to cash to support working capital needs, capital expenditures (including acquisitions), and to pay interest and service debt. We are focused on continuing to generate positive operating cash to fund our operational and capital investment initiatives. We believe we have sufficient liquidity to operate for at least the next 12 months from the date of filing this report.
Operating Activities
Cash provided by operations totaled approximately $0.7 million for the three months ended March 31, 2023, compared to operating cash outflows of $4.3 million for the three months ended March 31, 2022. This increase was driven by an increase in net income and a reduction in inventory purchases partially offset by other changes in working capital.
Investing Activities
Cash flows used in investing activities totaled approximately $2.4 million during the three months ended March 31, 2023 compared to $2.6 million during the three months ended March 31, 2022.
Financing Activities
Cash flows provided by financing activities during the three months ended March 31, 2023 totaled approximately $1.9 million compared to $7.9 million in the prior year. This decrease was due to a decrease in borrowings under our credit facility during the 2023 quarter.

Debt obligations, including balances outstanding on committed credit facilities and contingent liabilities as of March 31, 2023 and December 31, 2022 totaled approximately $29.0 million and $27.0 million, respectively.

Future Liquidity and Capital Resource Requirements
We expect to fund ongoing operating expenses, capital expenditures, acquisitions, interest payments, tax payments, credit facility maturities, future lease obligations, and payments for other long-term liabilities with cash flow from operations and borrowings under our credit facility. In the short-term, we are contractually obligated to make lease payments and make payments on contingent liabilities related to certain completed acquisitions. In the long-term, we are contractually obligated to make lease payments, for contingent liabilities, and for repayment of borrowings on our line of credit. We believe that we have sufficient cash and cash equivalents, as well as borrowing capacity, to cover our estimated short-term and long-term funding needs.

Credit Facilities
Throughout the three months ended March 31, 2023, the Company had a $75.0 million revolving line of credit with a financial institution. The facility was utilized to fund the Company's working capital needs and other strategic initiatives, and was secured by a security interest in substantially all of the Company's current and future assets. Borrowings under the credit agreement bore interest on at the Wall Street Journal U.S. Prime Rate less 0.75% per annum if the Company's EBITDA ratio (as defined in the Loan Agreement governing the facility) was equal to or less than 2.00 to 1.00 or the Wall Street Journal U.S. Prime rate less 0.25% if the Company's EBITDA ratio was greater than 2.00 to 1.00. The facility also included a fee of 0.25% of the unused capacity on the facility. The interest rate for this credit facility as of March 31, 2023 and December 31, 2022 was 7.25% and 6.75%, respectively. The Company paid interest charges on borrowings under this facility of $0.5 million during the three months ended March 31, 2023, and had a balance of $28.0 million and $26.0 million as of March 31, 2023 and December 31, 2022, respectively. The maturity date of this facility was July 5, 2024.
On April 6, 2023, this facility was terminated and a new $125.0 million Credit Agreement was established with Wells Fargo Bank, N.A. Borrowings under this new Credit Agreement bear interest, at XPEL’s option, at a rate equal to either (a) Base Rate or (b) Adjusted Term SOFR. In addition to the applicable interest rate, the Credit Agreement includes a commitment fee ranging from 0.20% to 0.25% per annum for the unused portion of the aggregate commitment and an applicable margin ranging from 0.00% to 0.50% for Base Rate Loans and 1.00% to 1.50% for Adjusted Term SOFR Loans. Both the margin applicable to the interest rate and the commitment fee are dependent on XPEL’s Consolidated Total Leverage Ratio.
Obligations under the Credit Agreement are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in all of XPEL’s material property and assets.
The terms of the Credit Agreement include certain affirmative and negative covenants that require, among other things, XPEL to maintain legal existence and to remain in good standing, comply with applicable laws, maintain accounting records, deliver financial statements and certifications on a timely basis, pay taxes as required by law, and maintain insurance coverage, as well as to forgo certain specified future activities that might otherwise encumber XPEL and certain customary covenants.

The Credit Agreement also provides for two financial covenants:
1.Its Consolidated Total Leverage Ratio to exceed 3.50 to 1.00, and
2.Its Consolidated Interest Coverage Ratio to be less than 3.00 to 1.00.
The Credit Agreement's maturity date is April 6, 2026.
Under the Credit Agreement:
“Adjusted Term SOFR” means, for purposes of any calculation, the rate per annum equal to (a) Term SOFR for such calculation plus (b) the Term SOFR Adjustment; (as defined in the Credit Agreement) provided that if Adjusted Term SOFR as so determined shall ever be less than 0%, then Adjusted Term SOFR shall be deemed to be 0%.
“Base Rate” is defined as the highest of (a) the Administrative Agent’s prime rate, (b) the Federal funds rate plus 0.50%, or (c) Adjusted Term SOFR for a one-month tenor in effect on such day plus 1.00%.
“Consolidated Total Leverage Ratio” is defined as the ratio of consolidated funded indebtedness on such date to Consolidated EBITDA for the most recently completed Reference Period.
“Consolidated Interest Coverage Ratio” is defined as the ratio of Consolidated EBITDA for the most recently completed Reference Period to XPEL’s consolidated interest expense for the most recently completed Reference Period.
“Consolidated EBITDA” is defined as consolidated net income (i) plus all of the following: (a) consolidated interest expense; (b) tax expense measured by net income, profits or capital (or any similar measures), paid or accrued, including federal and state and local income taxes, foreign income taxes and franchise taxes; (c) depreciation, amortization and other non-cash charges or expenses (including stock based compensation and write-downs of goodwill), excluding any non-cash charge or expense that represents an accrual for a cash expense to be taken in a future period; (d) all transaction fees, charges and other amounts (including any financing fees, merger and acquisition fees, legal fees and expenses, due diligence fees or any other fees and expenses in connection therewith) in connection with any Credit Agreement permitted acquisition, investment, disposition, issuance or repurchase of equity interests, or the incurrence, amendment or waiver of indebtedness permitted hereunder (other than those related to the certain transactions or with respect to any amendment or modification of the Loan Documents), in each case, whether or not consummated, in each case to the extent paid within six months of the closing or effectiveness of such event or the termination or abandonment of such transaction, as the case may be; provided that (1) the aggregate amount added back pursuant to this provision with respect to any one transaction shall not exceed $2,000,000 for the applicable period and (2) any amounts added back for such applicable period shall be set forth in reasonable detail on XPEL’s compliance certification for such period; (e) non-cash charges and losses (excluding any such non-cash charges or losses to the extent (1) there were cash charges with respect to such charges and losses in past accounting periods or (2) there is a reasonable expectation that there will be cash charges with respect to such charges and losses in future accounting periods); and (f) unusual and non-recurring expenses, charges or losses (excluding losses from discontinued operations); and (ii) less the sum of the following, without duplication, to the extent included in determining consolidated net income for such period: (a) interest income; (b) federal, state, local and foreign income tax credits of XPEL and its subsidiaries for such period (to the extent not netted from income tax expense); (c) any unusual and non-recurring gains; (d) non-cash gains (excluding any such non-cash gains to the extent (A) there were cash gains with respect to such gains in past accounting periods or (B) there is a reasonable expectation that there will be cash gains with respect to such gains in future accounting periods); and (e) any cash expense made during such period which represents the reversal of any non-cash expense that was added in a prior period pursuant to clause (i)(c)

above subsequent to the fiscal quarter in which the relevant non-cash expenses, charges or losses were incurred.
“Reference Period” is defined at any date of determination as, the period of four consecutive fiscal quarters ended on or immediately prior to such date for which financial statements of XPEL have been delivered to the Administrative Agent.
“SOFR” means a rate equal to the secured overnight financing rate as administered by the SOFR Administrator.
“SOFR Administrator” means the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate).
The Credit Agreement contains representations and warranties by XPEL, which were made only for purposes of the Credit Agreement and as of specified dates. The representations, warranties and covenants in the Credit Agreement were made solely for the benefit of the parties to the Credit Agreement, are subject to limitations agreed upon by such parties, including being qualified by schedules, may have been made for the purposes of allocating contractual risk between the parties instead of establishing these matters as facts, and are subject to standards of materiality applicable to the parties that may differ from those applicable to others. Others should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of XPEL or any of its subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the Credit Agreement, which subsequent information may or may not be fully reflected in XPEL’s public disclosures.
The Company also has a CAD $4.5 million revolving credit facility through HSBC Bank Canada, and is maintained by XPEL Canada Corp., a wholly-owned subsidiary of XPEL. This Canadian facility is utilized to fund the Company's working capital needs in Canada. This facility bears interest at HSBC Canada Bank’s prime rate plus 0.25% per annum and is guaranteed by the parent company. As of March 31, 2023 and December 31, 2022, no balance was outstanding on this line of credit.

Critical Accounting Estimates
There have been no material changes to the Company’s critical accounting estimates from the information provided in the Annual Report on Form 10-K.

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
Borrowings under our revolving lines of credit or our Credit Agreement (see Note 13) are subject to market risk resulting from changes in interest rates related to our floating rate bank credit facilities. For such borrowings, a hypothetical 200 basis point increase in variable interest rates may result in a material impact to our financial statements. We do not currently have any derivative contracts to hedge our exposure to interest rate risk. During each of the periods presented, we have not experienced a significant effect on our business due to changes in interest rates.
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

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item IA of the Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description	Method of Filing

10.1	Credit Agreement Dated April 6, 2023 (incorporated by reference to Exhibit 10-1 to the Company's Current Report on Form 8-K filed on April 10, 2023)

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	The following materials from XPEL’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income, (iv) the unaudited Consolidated Statements of Equity, (v) the unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XPEL, Inc. (Registrant)

	By:	/s/ Barry R. Wood
Barry R. Wood
Senior Vice President and Chief Financial Officer
May 9, 2023		(Authorized Officer and Principal Financial and Accounting Officer)