Form 10-Q
period 2023-06-30
XPEL, Inc.
filed 2023-08-09
CIK 1767258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The registrant had 27,622,944 shares of common stock outstanding as of August 9, 2023.

Part I. Financial Information

Item 1. Financial Statements

XPEL, INC.
Condensed Consolidated Balance Sheets
(In thousands except share and per share data)

	(Unaudited)	(Audited)
	June 30, 2023	December 31, 2022
Assets
Current
Cash and cash equivalents	$14,298	$8,056
Accounts receivable, net	23,983	14,726
Inventories	82,714	80,575
Prepaid expenses and other current assets	4,660	3,464
Total current assets	125,655	106,821
Property and equipment, net	15,523	14,203
Right-of-use lease assets	15,161	15,309
Intangible assets, net	30,590	29,294
Other non-current assets	1,138	972
Goodwill	28,594	26,763
Total assets	$216,661	$193,362
Liabilities
Current
Current portion of notes payable	$—	$77
Current portion of lease liabilities	3,871	3,885
Accounts payable and accrued liabilities	31,194	22,970
Income tax payable	331	470
Total current liabilities	35,396	27,402
Deferred tax liability, net	1,481	2,049
Other long-term liabilities	1,176	1,070
Borrowings on line of credit	13,000	26,000
Non-current portion of lease liabilities	12,300	12,119
Total liabilities	$63,353	$68,640
Commitments and Contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.001 par value; authorized 10,000,000; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,620,027 and 27,616,064 issued and outstanding and outstanding, respectively	28	28
Additional paid-in-capital	11,730	11,073
Accumulated other comprehensive loss	(1,448)	(2,203)
Retained earnings	142,998	115,824
Total stockholders’ equity	153,308	124,722
Total liabilities and stockholders’ equity	$216,661	$193,362
See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Income (Unaudited)
(In thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Product revenue	$80,906	$67,040	$148,214	$125,137
Service revenue	21,331	16,850	39,864	30,617
Total revenue	102,237	83,890	188,078	155,754

Cost of Sales
Cost of product sales	49,557	44,227	91,737	82,421
Cost of service	8,686	6,680	16,388	12,633
Total cost of sales	58,243	50,907	108,125	95,054
Gross Margin	43,994	32,983	79,953	60,700

Operating Expenses
Sales and marketing	8,147	5,906	14,824	12,218
General and administrative	15,656	11,328	30,010	22,696
Total operating expenses	23,803	17,234	44,834	34,914

Operating Income	20,191	15,749	35,119	25,786

Interest expense	338	322	860	542
Foreign currency exchange loss	32	457	21	462

Income before income taxes	19,821	14,970	34,238	24,782
Income tax expense	4,080	3,068	7,064	5,076
Net income	$15,741	$11,902	$27,174	$19,706

Earnings per share
Basic	$0.57	$0.43	$0.98	$0.71
Diluted	$0.57	$0.43	$0.98	$0.71
Weighted Average Number of Common Shares
Basic	27,619	27,613	27,617	27,613
Diluted	27,631	27,613	27,629	27,613

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Other comprehensive income
Net income	$15,741	$11,902	$27,174	$19,706
Foreign currency translation	456	(1,175)	755	(1,270)
Total comprehensive income	$16,197	$10,727	$27,929	$18,436

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands)

Stockholders' Equity - Three Months Ended June 30
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2022	27,613	$28	$10,652	$82,247	$(685)	$92,242
Net income	—	—	—	11,902	—	11,902
Foreign currency translation	—	—	—	—	(1,175)	(1,175)
Stock-based compensation	—	—	108	—	—	108
Balance as of June 30, 2022	27,613	28	10,760	94,149	(1,860)	103,077

Balance as of March 31, 2023	27,616	28	11,376	127,257	(1,904)	136,757
Net income	—	—	—	15,741	—	15,741
Foreign currency translation	—	—	—	—	456	456
Stock-based compensation	4	—	354	—	—	354
Balance as of June 30, 2023	27,620	$28	$11,730	$142,998	$(1,448)	$153,308

Stockholders' Equity - Six Months Ended June 30
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	27,613	$28	$10,581	$74,443	$(590)	$84,462
Net income	—	—	—	19,706	—	19,706
Foreign currency translation	—	—	—	—	(1,270)	(1,270)
Stock-based compensation	—	—	179	—	—	179
Balance as of June 30, 2022	27,613	28	10,760	94,149	(1,860)	103,077

Balance as of December 31, 2022	27,616	28	11,073	115,824	(2,203)	124,722
Net income	—	—	—	27,174	—	27,174
Foreign currency translation	—	—	—	—	755	755
Stock-based compensation	4	—	657	—	—	657
Balance as of June 30, 2023	27,620	$28	$11,730	$142,998	$(1,448)	$153,308
See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$27,174	$19,706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	2,030	1,596
Amortization of intangible assets	2,372	2,131
Gain on sale of property and equipment, net	(10)	(11)
Stock-based compensation	657	179
Bad debt expense	156	251
Deferred income tax	(594)	16
Accretion on notes payable	—	5

Changes in assets and liabilities:
Accounts receivable	(9,021)	(6,604)
Inventory, net	(1,583)	(22,725)
Prepaid expenses and other assets	(975)	(1,039)
Income tax receivable and payable	(136)	96
Accounts payable and accrued liabilities	7,303	3,874
Net cash provided by (used in) operating activities	27,373	(2,525)
Cash flows used in investing activities
Purchase of property, plant and equipment	(3,306)	(4,025)
Proceeds from sale of property and equipment	24	53
Acquisition of a business, net of cash acquired	(4,457)	—
Development of intangible assets	(517)	(623)
Net cash used in investing activities	(8,256)	(4,595)
Cash flows from financing activities
Net (repayments of) borrowings on revolving credit agreement	(13,000)	7,000
Restricted stock withholding taxes paid in lieu of issued shares	(28)	—
Repayments of notes payable	(77)	(294)
Net cash (used in) provided by financing activities	(13,105)	6,706
Net change in cash and cash equivalents	6,012	(414)
Foreign exchange impact on cash and cash equivalents	230	91
Increase (decrease) in cash and cash equivalents during the period	6,242	(323)
Cash and cash equivalents at beginning of period	8,056	9,644
Cash and cash equivalents at end of period	$14,298	$9,321

Supplemental schedule of non-cash activities
Non-cash lease financing	$1,810	$2,534
Issuance of common stock for vested restricted stock units	$134	$—

Supplemental cash flow information
Cash paid for income taxes	$7,810	$4,677
Cash paid for interest	$889	$502
See notes to condensed consolidated financial statements.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    INTERIM FINANCIAL INFORMATION
The accompanying (a) condensed consolidated balance sheet as of December 31, 2022, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2023 and 2022 have been prepared by XPEL, Inc. (“XPEL” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period due to variability in customer purchasing patterns and seasonal, operating and other factors.
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K as filed with the SEC on February 28, 2023 (the "Annual Report"). These condensed consolidated financial statements also should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations section appearing in this report.

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
Use of Estimates - The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make judgments and estimates and form assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Estimates and underlying assumptions are reviewed on an ongoing basis. Actual outcomes may differ from these estimates under different assumptions and conditions.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Accounts Receivable - Accounts receivable are shown net of an allowance for expected credit losses and doubtful accounts of $0.2 million and $0.2 million as of June 30, 2023 and December 31, 2022, respectively. The Company evaluates the adequacy of its allowances by analyzing the aging of receivables, customer financial condition, historical collection experience, the value of any collateral and other economic and industry factors. Actual collections may differ from historical experience, and if economic, business or customer conditions deteriorate significantly, adjustments to these reserves may be required. When the Company becomes aware of factors that indicate a change in a specific customer’s ability to meet its financial obligations, the Company records a specific reserve for credit losses. The Company had no significant accounts receivable concentration as of June 30, 2023 or December 31, 2022.
Provisions and Warranties - We provide a warranty on the Company's products. Liability under the warranty policy is based on a review of historical warranty claims. Adjustments are made to the accruals based on actual claims data. The Company's liability for warranties as of June 30, 2023 and December 31, 2022 was $0.3 million and $0.2 million, respectively. The following tables present a summary of the Company's accrued warranty liabilities for the six months ended June 30, 2023 and the twelve months ended December 31, 2022 (dollars in thousands):

2023
Warranty liability, January 1	$234
Warranties assumed in period	226
Payments	(150)
Warranty liability, June 30	$310

2022
Warranty liability, January 1	$75
Warranties assumed in period	624
Payments	(465)
Warranty liability, December 31	$234
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

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Revenues from product and services sales are recognized when control of the goods and services is transferred to the customer, which occurs at a point in time, typically upon shipment to the customer or completion of the service. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.
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
The following table summarizes transactions within contract liabilities for the three and six months ended June 30, 2023 (dollars in thousands):

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Balance, December 31, 2022	$261
Revenue recognized related to payments included in the December 31, 2022 balance	(206)
Payments received for which performance obligations have not been satisfied	2,791
Effect of foreign currency translation	1
Balance, March 31, 2023	2,847
Revenue recognized related to payments included in the March 31, 2023 balance	(2,771)
Payments received for which performance obligations have not been satisfied	3,955
Effect of foreign currency translation	(4)
Balance, June 30, 2023	$4,027

The table below sets forth the disaggregation of revenue by product category for the periods indicated below (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product Revenue
Paint protection film	$56,491	$48,275	$106,039	$92,236
Window film	20,312	15,786	35,293	27,320
Other	4,103	2,979	6,882	5,581
Total	$80,906	$67,040	$148,214	$125,137

Service Revenue
Software	$1,546	$1,247	$3,004	$2,453
Cutbank credits	4,699	4,178	8,729	7,108
Installation labor	14,530	11,048	26,929	20,303
Training and other	556	377	1,202	753
Total	$21,331	$16,850	$39,864	$30,617

Total	$102,237	$83,890	$188,078	$155,754
Because many of the Company's international customers require us to ship their orders to freight forwarders located in the United States, we cannot be certain about the ultimate destination of the product. The following table represents the Company's estimate of sales by geographic regions based on the Company's understanding of ultimate product destination based on customer interactions, customer locations and other factors (dollars in thousands):

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$59,149	$49,166	$110,226	$90,753
China	8,103	7,904	14,750	16,763
Canada	11,851	10,877	20,443	18,727
Continental Europe	9,689	6,944	17,649	12,607
United Kingdom	3,630	2,595	6,721	5,022
Middle East/Africa	4,109	2,654	7,605	4,703
Asia Pacific	3,314	1,977	5,959	4,009
Latin America	2,119	1,359	4,292	2,565
Other	273	414	433	605
Total	$102,237	$83,890	$188,078	$155,754
XPEL's largest customer accounted for 7.9% and 9.4% of the Company's net sales during the three months ended June 30, 2023 and 2022, respectively and 7.8% and 10.8% of the Company's net sales during the six months ended June 30, 2023 and 2022, respectively.

4.    PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following (dollars in thousands):

	June 30, 2023	December 31, 2022
Furniture and fixtures	$2,927	$2,667
Computer equipment	4,104	3,455
Vehicles	862	838
Equipment	5,192	4,728
Leasehold improvements	9,489	7,081
Plotters	3,512	2,980
Construction in Progress	783	1,745
Total property and equipment	26,869	23,494
Less: accumulated depreciation	11,346	9,291
Property and equipment, net	$15,523	$14,203
Depreciation expense for the three months ended June 30, 2023 and 2022 was $1.1 million and $0.8 million, respectively. For the six months ended June 30, 2023 and 2022, depreciation expense was $2.0 million and $1.6 million, respectively.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5.    INTANGIBLE ASSETS, NET
Intangible assets consist of the following (dollars in thousands):

	June 30, 2023	December 31, 2022
Trademarks	$771	$686
Software	5,248	4,822
Trade names	1,649	1,451
Contractual and customer relationships	34,901	31,871
Non-compete	446	440
Other	507	497
Total cost	43,522	39,767
Less: Accumulated amortization	12,932	10,473
Intangible assets, net	$30,590	$29,294
Amortization expense for the three months ended June 30, 2023 and 2022 was $1.2 million and $1.1 million, respectively. For the six months ended June 30, 2023 and 2022, amortization expense was $2.4 million and $2.1 million, respectively.
6.    GOODWILL
The following table summarizes goodwill transactions for the six months ended June 30, 2023 and 2022 (dollars in thousands):

2023
Balance at December 31, 2022	$26,763
Additions	1,610
Foreign Exchange	221
Balance at June 30, 2023	$28,594

2022
Balance at December 31, 2021	$25,655
Additions and purchase price allocation adjustments	1,826
Foreign Exchange	(718)
Balance at December 31, 2022	$26,763
The Company completed one acquisition in the three and six months ended June 30, 2023. Refer to Note 13 for discussion of this acquisition.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7.    INVENTORIES
The components of inventory are summarized as follows (dollars in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$7,961	$10,416
Work in process	7,847	6,756
Finished goods	66,906	63,403
	$82,714	$80,575

8.    DEBT
REVOLVING FACILITIES
The Company has a revolving credit facility providing for secured revolving loans and letters of credit in an aggregate amount of up to $125.0 million, which is subject to the terms of a credit agreement dated April 6, 2023 (the "Credit Agreement"). As of June 30, 2023, the Company had an outstanding balance of $13.0 million under this agreement. As of December 31, 2022, the Company had an outstanding balance of $26.0 million under a prior credit agreement which was subsequently repaid and terminated.
Borrowings under the Credit Agreement bear interest, at XPEL’s option, at a rate equal to either (a) Base Rate or (b) Adjusted Term SOFR. In addition to the applicable interest rate, the Credit Agreement includes a commitment fee ranging from 0.20% to 0.25% per annum for the unused portion of the aggregate commitment and an applicable margin ranging from 0.00% to 0.50% for Base Rate Loans and 1.00% to 1.50% for Adjusted Term SOFR Loans. Both the margin applicable to the interest rate and the commitment fee are dependent on XPEL’s Consolidated Total Leverage Ratio. The Credit Agreement's maturity date is April 6, 2026. As of June 30, 2023, the weighted average interest rate applied to borrowings under this facility was 6.20% per annum. All capitalized terms in this description of the credit facility that are not otherwise defined in this report have the meaning assigned to them in the Credit Agreement.
Obligations under the Credit Agreement are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in all of XPEL’s material property and assets.
The terms of the Credit Agreement include certain affirmative and negative covenants that require, among other things, XPEL to maintain legal existence and remain in good standing, comply with applicable laws, maintain accounting records, deliver financial statements and certifications on a timely basis, pay taxes as required by law, and maintain insurance coverage, as well as to forgo certain specified future activities that might otherwise encumber XPEL and certain customary covenants. The Credit Agreement provides for two financial covenants, as follows.
As of the last day of each fiscal quarter:
1.XPEL shall not allow its Consolidated Total Leverage Ratio to exceed 3.50 to 1.00, and
2.XPEL shall not allow its Consolidated Interest Coverage Ratio to be less than 3.00 to 1.00.

The Company also has a CAD $4.5 million (approximately $3.4 million as of June 30, 2023) revolving credit facility through a financial institution in Canada, as maintained by XPEL Canada Corp., a wholly-owned subsidiary of XPEL. This Canadian facility is utilized to fund the Company's working capital needs in Canada. This facility bears interest at HSBC Canada Bank’s prime rate plus 0.25% per annum

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
and is guaranteed by the parent company. As of June 30, 2023 and December 31, 2022, no balance was outstanding on this line of credit.
As of June 30, 2023 and December 31, 2022, the Company was in compliance with all debt covenants.

9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following table presents significant accounts payable and accrued liability balances as of the periods ending (dollars in thousands):

	June 30, 2023	December 31, 2022
Trade payables	$21,806	$16,689
Payroll liabilities	2,554	3,596
Contract liabilities	4,027	261
Acquisition holdback payments	394	191
Other liabilities	2,413	2,233
	$31,194	$22,970

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

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
timing of certain future payments under these arrangements. These liabilities are accounted for as Level 3 liabilities within the fair value hierarchy.
Liabilities measured at fair value on a recurring basis as of the dates noted below are as follows (dollars in thousands):

	June 30, 2023	December 31, 2022
Level 3:
Contingent Liabilities	$1,196	$955
Increases in the fair value of level 3 contingent liabilities are reflected in general and administrative expenses in the Consolidated Statements of Income for the three and six months ended June 30, 2023.

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
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator	2023	2022	2023	2022
Net income	$15,741	$11,902	$27,174	$19,706
Denominator
Weighted average basic shares	27,619	27,613	27,617	27,613
Dilutive effect of restricted stock units	12	—	12	—
Weighted average diluted shares	27,631	27,613	27,629	27,613
Earnings per share
Basic	$0.57	$0.43	$0.98	$0.71
Diluted	$0.57	$0.43	$0.98	$0.71

13.    ACQUISITION OF A BUSINESS

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company completed the following acquisition during the three and six months ended June 30, 2023 (dollars in thousands):

Acquisition Date	Name and Location	Purchase Price	Acquisition Type	Acquisition Purpose
May 1, 2023	Protective Solutions, Inc. Holliston, Massachusetts, United States	$5,262	Share Purchase	Market Expansion
The purchase agreement for this transaction provides for customary purchase price adjustments related to acquired working capital. These working capital adjustments have not yet been completed. Additionally, our valuation models related to the identified intangible assets included in this acquisition are also not yet finalized. As a result, the purchase price accounting for these items is preliminary in nature. We anticipate finalizing the accounting for this acquisition within the current fiscal year. The following table presents this preliminary purchase price allocation (dollars in thousands).

	(Unaudited) Protective Solutions, Inc.
Purchase Price
Cash	$5,262	*

Allocation
Cash	$411
Accounts receivable	206
Inventory	267
Prepaid and other assets	10
Fixed assets	14
Trade name	150
Customer relationships	2,900
Goodwill	1,610
Accounts payable and accrued liabilities	(306)
	$5,262
* Of this cash consideration, $0.4 million was held back for settlement six months after the acquisition date, pending the completion of certain contractual obligations.
Acquired intangible assets have a weighted average useful life of 9 years. These intangible assets will be amortized on a straight line basis over that period.
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
The acquired company was consolidated into the Company's financial statements on its acquisition date. Revenue of $0.6 million from this acquisition has been consolidated into the Company's financial statements for the three and six months ended June 30, 2023.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following unaudited consolidated pro forma combined financial information presents the Company's results of operations, including the estimated expenses relating to the amortization of intangibles purchased, as if this acquisition had occurred on January 1, 2023 and 2022 (dollars in thousands):

	Six Months Ended June 30,
	2023 (unaudited)	2022 (unaudited)
Revenue	$189,306	$157,947
Net income	$27,207	$19,735
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess the financial condition and results of operations of XPEL, Inc. ("we", "our", "us", “XPEL” or the “Company”). Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the heading “Forward-Looking Statements” in this report and under “Business," "Risk Factors,” "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements and Supplementary Data" in the Annual Report which is available on the SEC’s website at www.sec.gov.
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
2016
•We opened our XPEL Netherlands office and established our European headquarters
2017
•We continued our international expansion with the acquisition of Protex Canada Corp., or Protex Canada, a leading franchisor of automotive protective film franchises serving Canada

•We opened our XPEL Mexico office.
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
XPEL also continues to expand its delivery channels by acquiring select installation facilities in key markets and acquiring international partners to enhance our global reach. As we expand globally, we strive to tailor our distribution model to adapt to target markets. We believe this flexibility allows us to penetrate and grow market share more efficiently. Our acquisition strategy centers on our belief that the closer the Company is to its end customers, the greater its ability to drive increased product sales. During 2022, we acquired the paint protection film business of our Australian distributor and in May 2023, we acquired a dealership-focused installation business in the greater Boston area in furtherance of this objective.
We also continue to drive expansion of our non-automotive product portfolio. Our architectural window film segment continues to gain traction. We believe there are multiple uses for protective films and we continue to explore those adjacent market opportunities.
Trends and Uncertainties
Macroeconomic uncertainties persist in the U.S. and other parts of the world as inflation, rising interest rates and the changes in value of the U.S. Dollar relative to other major currencies have recently affected the economic environment and consumer behaviors. Additionally, while we have not experienced any material supply chain disruptions directly, the automobile industry has experienced component shortages, increased lead times, cost fluctuations and logistic constraints. Some or all of these could continue throughout the remainder of 2023. This economic uncertainty could impact vehicle sales in the U.S. or other parts of the world, which could adversely affect our business, results of operations and financial condition. See Risk Factors - “We are highly dependent on the automotive industry. A prolonged or material contraction in the automotive sales and production volumes could adversely affect our business, results of operations and financial condition” included in Part I, Item 1A - Risk Factors, in the Annual Report.
While Russia’s invasion of Ukraine has not had a material direct impact on our business, the nature and degree of the effects of that conflict, as well as the other effects of the current business environment over time remain uncertain. See Risk Factors- “We are exposed to political, regulatory, economic and other risks that arise from operating a multinational business” included in Part I, Item 1A - Risk Factors, in the Annual Report.

Key Business Metric - Non-GAAP Financial Measures
Our management regularly monitors certain financial measures to track the progress of our business against internal goals and targets. We believe that the most important measure to the Company is Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”).
EBITDA is a non-GAAP financial measure. We believe EBITDA provides helpful information with respect to our operating performance as viewed by management, including a view of our business that is not dependent on (i) the impact of our capitalization structure and (ii) items that are not part of our day-to-day operations. Management uses EBITDA (1) to compare our operating performance on a consistent basis, (2) to calculate incentive compensation for our employees, (3) for planning purposes including the preparation of our internal annual operating budget, (4) to evaluate the performance and effectiveness of our operational strategies, and (5) to assess compliance with various metrics associated with the agreements governing our indebtedness. Accordingly, we believe that EBITDA provides useful information in understanding and evaluating our operating performance in the same manner as management. We define EBITDA as net income plus (a) consolidated depreciation and amortization, (b) interest expense, net, and (c) income tax expense.

The following table is a reconciliation of Net Income to EBITDA for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	(Unaudited)			(Unaudited)
	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Net Income	$15,741	$11,902	32.3%	$27,174	$19,706	37.9%
Interest	338	322	5.0%	860	542	58.7%
Taxes	4,080	3,068	33.0%	7,064	5,076	39.2%
Depreciation	1,058	839	26.1%	2,030	1,596	27.2%
Amortization	1,211	1,054	14.9%	2,372	2,131	11.3%
EBITDA	$22,428	$17,185	30.5%	$39,500	$29,051	36.0%

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

Results of Operations
The following tables summarize the Company’s consolidated results of operations for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30, 2023	% of Total Revenue	Three Months Ended June 30, 2022	% of Total Revenue	$ Change	% Change
Total revenue	$102,237	100.0%	$83,890	100.0%	$18,347	21.9%
Total cost of sales	58,243	57.0%	50,907	60.7%	7,336	14.4%
Gross margin	43,994	43.0%	32,983	39.3%	11,011	33.4%
Total operating expenses	23,803	23.3%	17,234	20.5%	6,569	38.1%
Operating income	20,191	19.7%	15,749	18.8%	4,442	28.2%
Other expenses	370	0.4%	779	0.9%	(409)	(52.5)%
Income tax	4,080	4.0%	3,068	3.7%	1,012	33.0%
Net income	$15,741	15.4%	$11,902	14.2%	$3,839	32.3%

	Six Months Ended June 30, 2023	% of Total Revenue	Six Months Ended June 30, 2022	% of Total Revenue	$ Change	% Change
Total revenue	$188,078	100.0%	$155,754	100.0%	$32,324	20.8%
Total cost of sales	108,125	57.5%	95,054	61.0%	13,071	13.8%
Gross margin	79,953	42.5%	60,700	39.0%	19,253	31.7%
Total operating expenses	44,834	23.8%	34,914	22.4%	9,920	28.4%
Operating income	35,119	18.7%	25,786	16.6%	9,333	36.2%
Other expenses	881	0.5%	1,004	0.6%	(123)	(12.3)%
Income tax	7,064	3.8%	5,076	3.3%	1,988	39.2%
Net income	$27,174	14.4%	$19,706	12.7%	$7,468	37.9%

The following tables summarize consolidated revenue results for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,		%	% of Total Revenue
	2023	2022	Inc (Dec)	2023	2022
Product Revenue
Paint protection film	$56,491	$48,275	17.0%	55.3%	57.5%
Window film	20,312	15,786	28.7%	19.9%	18.8%
Other	4,103	2,979	37.7%	4.0%	3.6%
Total	$80,906	$67,040	20.7%	79.1%	79.9%

Service Revenue
Software	$1,546	$1,247	24.0%	1.5%	1.5%
Cutbank credits	4,699	4,178	12.5%	4.6%	5.0%
Installation labor	14,530	11,048	31.5%	14.2%	13.2%
Training and other	556	377	47.5%	0.5%	0.4%
Total	$21,331	$16,850	26.6%	20.9%	20.1%

Total	$102,237	$83,890	21.9%	100.0%	100.0%

	Six Months Ended June 30,		%	% of Total Revenue
	2023	2022	Inc (Dec)	2023	2022
Product Revenue
Paint protection film	$106,039	$92,236	15.0%	56.4%	59.2%
Window film	35,293	27,320	29.2%	18.8%	17.5%
Other	6,882	5,581	23.3%	3.7%	3.6%
Total	$148,214	$125,137	18.4%	78.8%	80.3%

Service Revenue
Software	$3,004	$2,453	22.5%	1.6%	1.6%
Cutbank credits	8,729	7,108	22.8%	4.6%	4.6%
Installation labor	26,929	20,303	32.6%	14.3%	13.0%
Training and other	1,202	753	59.6%	0.6%	0.5%
Total	$39,864	$30,617	30.2%	21.2%	19.7%

Total	$188,078	$155,754	20.8%	100.0%	100.0%
Because many of our international customers require us to ship their orders to freight forwarders located in the United States, we cannot be certain about the ultimate destination of the product. The following tables represent our estimate of sales by geographic regions based on our understanding of ultimate product destination based on customer interactions, customer locations and other factors for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,		%	% of Total Revenue
	2023	2022	Inc (Dec)	2023	2022
United States	$59,149	$49,166	20.3%	57.9%	58.6%
China	8,103	7,904	2.5%	7.9%	9.4%
Canada	11,851	10,877	9.0%	11.6%	13.0%
Continental Europe	9,689	6,944	39.5%	9.5%	8.3%
United Kingdom	3,630	2,595	39.9%	3.6%	3.1%
Middle East/Africa	4,109	2,654	54.8%	4.0%	3.2%
Asia Pacific	3,314	1,977	67.6%	3.2%	2.4%
Latin America	2,119	1,359	55.9%	2.1%	1.6%
Other	273	414	(34.1)%	0.2%	0.4%
Total	$102,237	$83,890	21.9%	100.0%	100.0%

	Six Months Ended June 30,		%	% of Total Revenue
	2023	2022	Inc (Dec)	2023	2022
United States	$110,226	$90,753	21.5%	58.6%	58.3%
China	14,750	16,763	(12.0)%	7.8%	10.8%
Canada	20,443	18,727	9.2%	10.9%	12.0%
Continental Europe	17,649	12,607	40.0%	9.4%	8.1%
United Kingdom	6,721	5,022	33.8%	3.6%	3.2%
Middle East/Africa	7,605	4,703	61.7%	4.0%	3.0%
Asia Pacific	5,959	4,009	48.6%	3.2%	2.6%
Latin America	4,292	2,565	67.3%	2.3%	1.6%
Other	433	605	(28.4)%	0.2%	0.4%
Total	$188,078	$155,754	20.8%	100.0%	100.0%

Product Revenue. Product revenue for the three months ended June 30, 2023 increased 20.7% over the three months ended June 30, 2022. Product revenue represented 79.1% of our total revenue compared to 79.9% in the three months ended June 30, 2022. Revenue from our paint protection film product line increased 17.0% over the three months ended June 30, 2022. Paint protection film sales represented 55.3% and 57.5% of our total consolidated revenues for the three months ended June 30, 2023 and 2022, respectively. The total increase in paint protection film sales was due to increased demand for our film products across multiple geographical markets. This increase in demand was driven primarily by an increase in overall customers coupled with increased sales to existing customers.
Revenue from our window film product line grew 28.7% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Window film sales represented 19.9% and 18.8% of our total consolidated revenues for the three months ended June 30, 2023 and 2022, respectively. This increase was driven by increased demand resulting from increased channel focus and increased product adoption in multiple regions. Architectural window film revenue increased 51.8% compared to the three months ended June 30, 2022 to $2.4 million and represented 11.8% of total window film revenue for the three months ended June 30, 2023. This increase was driven by increased demand for our architectural window films.
Other product revenue for the three months ended June 30, 2023 increased 37.7% compared to the three months ended June 30, 2022 due mainly to continued demand for non-film related products such as ceramic coating, plotters, chemicals, and other film installation tools and accessories. Our Fusion ceramic coating product revenue grew 81.3% compared to the three months ended June 30, 2022 to $1.8 million. This increase was driven primarily by increased channel focus and increased demand for our ceramic coating products.
Geographically, we experienced growth in many regions during the three months ended June 30, 2023. The U.S. region, our largest region, grew 20.3%, compared to the three months ended June 30, 2022, due primarily to increasing attach rates. Outside the U.S., several regions saw strong growth due primarily to increased product awareness and attach rates.
Product revenue for the six months ended June 30, 2023 increased 18.4% over the six months ended June 30, 2022. Product revenue represented 78.8% of our consolidated revenue compared to 80.3% in the six months ended June 30, 2022. Revenue from our paint protection film product line increased 15.0% over the six months ended June 30, 2022. Paint protection film sales represented 56.4% and 59.2% of our consolidated revenues for the six months ended June 30, 2023 and 2022, respectively. The increase in paint protection film sales was due to additional sales to both new and existing customers across multiple geographical markets.
Revenue from our window film grew 29.2% compared to the six months ended June 30, 2022. Window film sales represented 18.8% and 17.5% of our total consolidated revenues for the six months ended June 30, 2023 and 2022, respectively. This increase was driven by increased demand resulting from increased channel focus and increased product adoption in multiple regions. Architectural window film revenue increased 37.1% compared to the six months ended June 30, 2022 to $3.7 million and represented 10.6% of total window film revenue. This increase was driven by increased demand for our architectural window films.
Other product revenue for the six months ended June 30, 2023 increased 23.3% compared to the six months ended June 30, 2022 due mainly to continued demand for non-film related products such as ceramic coating, plotters, chemicals, and other film installation tools and accessories. Our Fusion ceramic coating product revenue grew 63.6% compared to the six months ended June 30, 2022 to $2.9 million. This increase was driven primarily by increased channel focus and increased demand for our ceramic coating products.
Geographically, we experienced growth in many regions during the six months ended June 30, 2023. The U.S. region, our largest region, grew 21.5% due primarily to increasing attach rates. Outside the U.S., several regions saw strong growth due primarily to increased product awareness and attach rates.
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
Service revenue grew 26.6% over the three months ended June 30, 2022. Within this category, software revenue increased 24.0% over the three months ended June 30, 2022. This increase was due to an increase in total subscribers to our DAP software. Cutbank credit revenue increased 12.5% from the three months ended June 30, 2022 due to associated product revenue growth. Installation labor revenue increased 31.5% over the three months ended June 30, 2022 due mainly to increased demand in our Company-owned installation facilities and across our dealership service and OEM networks.
Service revenue for the six months ended June 30, 2023 grew 30.2% over the six months ended June 30, 2022. Within this category, software revenue grew 22.5% over the six months ended June 30, 2022. This increase was due to an increase in total subscribers to our DAP software. Cutbank credit revenue increased 22.8% over the six months ended June 30, 2022 due to associated product revenue growth. Installation labor increased 32.6% over the six months ended June 30, 2022 due mainly to increased demand in our Company-owned installation facilities and across our dealership service and OEM networks.
Total installation revenue (labor and product combined) increased 31.5% over the three months ended June 30, 2022. This represented 16.9% and 15.7% of our total consolidated revenue for the three months ended June 30, 2023 and 2022, respectively. This increase is primarily due to increased demand in our Company-owned installation centers and across our dealership service and OEM networks. Total installation revenue increased 32.6% over the six months ended June 30, 2022. This represented 17.0% and 15.5% of our total consolidated revenue for the six months ended June 30, 2023 and 2022, respectively. This increase is primarily due to increased demand in our Company-owned installation centers and across our dealership service and OEM networks. Adjusted product revenue, which combines the cutbank credit revenue service component with product revenue, increased 20.2% over the three months ended June 30, 2022. Adjusted product revenue increased 18.7% versus the six months ended June 30, 2022. For both the three and six month periods, this growth was due to sustained demand for our various product lines.
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
Product costs for the three months ended June 30, 2023 increased 12.1% over the three months ended June 30, 2022. Cost of product sales represented 48.5% and 52.7% of total revenue in the three months ended June 30, 2023 and 2022, respectively. Cost of service revenue grew 30.0% during the three months ended June 30, 2023. For both product and service, cost of sales increased commensurate with the related growth in revenue. Refer to the Gross Margin section below for discussion of this cost relative to revenue.
Product costs for the six months ended June 30, 2023 increased 11.3% over the six months ended June 30, 2022. Cost of product sales represented 48.8% and 52.9% of total revenue in the six months ended June 30, 2023 and 2022, respectively. Cost of service revenue grew 29.7% during the six months ended June 30, 2023. For both product and service, cost of sales increased commensurate with the related growth in revenue. Refer to the Gross Margin section below for discussion of this cost relative to revenue.
Gross Margin
Gross margin for the three months ended June 30, 2023 grew approximately $11.0 million, or 33.4%, compared to the three months ended June 30, 2022. For the three months ended June 30, 2023, gross margin represented 43.0% of revenue compared to 39.3% for the three months ended June 30, 2022
Gross margin for the six months ended June 30, 2023 grew approximately $19.3 million, or 31.7%, compared to the six months ended June 30, 2022. For the six months ended June 30, 2023, gross margin represented 42.5% of revenue compared to 39.0% for the six months ended June 30, 2022.
The following tables summarize gross margin for products and services for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,		%	% of Category Revenue
	2023	2022	Inc (Dec)	2023	2022
Product	$31,349	$22,813	37.4%	38.7%	34.0%
Service	12,645	10,170	24.3%	59.3%	60.4%
Total	$43,994	$32,983	33.4%	43.0%	39.3%

	Six Months Ended June 30,		%	% of Category Revenue
	2023	2022	Inc (Dec)	2023	2022
Product	$56,477	$42,716	32.2%	38.1%	34.1%
Service	23,476	17,984	30.5%	58.9%	58.7%
Total	$79,953	$60,700	31.7%	42.5%	39.0%
Product gross margin for the three months ended June 30, 2023 increased approximately $8.5 million, or 37.4%, over the three months ended June 30, 2022 and represented 38.7% and 34.0% of total product revenue for the three months ended June 30, 2023 and 2022, respectively. This increase in margin was due primarily to decreases in product costs and improved operating leverage.
Product gross margin for the six months ended June 30, 2023 increased approximately $13.8 million, or 32.2%, over the six months ended June 30, 2022 and represented 38.1% and 34.1% of total product revenue for the six months ended June 30, 2023 and 2022, respectively. This increase in margin was due primarily to decreases in product costs and improved operating leverage.
Service gross margin increased approximately $2.5 million, or 24.3%, over the three months ended June 30, 2022. This represented 59.3% and 60.4% of total service revenue for the three months ended June 30, 2023 and 2022, respectively. The decrease in service gross margin percentage for the three months ended June 30, 2023 was primarily due to a higher percentage of lower margin service revenue mix relative to other higher margin service revenue components in the prior year period.
Service gross margin increased approximately $5.5 million, or 30.5%, over the six months ended June 30, 2022. This represented 58.9% and 58.7% of total service revenue for the six months ended June 30, 2023 and 2022, respectively.
Operating Expenses
Sales and marketing expenses for the three months ended June 30, 2023 increased 37.9% compared to the same period in 2022. This increase was due to increased personnel and marketing costs including $1.5 million in costs related to our annual dealer conference. These expenses represented 8.0% and 7.0% of total consolidated revenue for the three months ended June 30, 2023 and 2022, respectively.
For the six months ended June 30, 2023, sales and marketing expenses increased 21.3% compared to the same period in 2022. This increase was due to increased personnel and marketing costs related to expenses incurred to support the ongoing growth of the business. These expenses represented 7.9% and 7.8% of total consolidated revenue for the six months ended June 30, 2023 and 2022, respectively.
General and administrative expenses grew approximately $4.3 million, or 38.2% over the three months ended June 30, 2022. This increase in cost was due primarily to increases in personnel, occupancy costs and professional fees to support our ongoing growth. These costs represented 15.3% and 13.5% of total consolidated revenue for the three months ended June 30, 2023 and 2022, respectively.

General and administrative expenses grew approximately $7.3 million, or 32.2% over the six months ended June 30, 2022. This increase in cost was due primarily to increases in personnel, occupancy costs and professional fees to support our ongoing growth. These costs represented 16.0% and 14.6% of total consolidated revenue for the six months ended June 30, 2023 and 2022, respectively.
Income Tax Expense
Income tax expense for the three months ended June 30, 2023 increased $1.0 million from the three months ended June 30, 2022. Our effective tax rate was 20.6% for the three months ended June 30, 2023 compared with 20.5% for the three months ended June 30, 2022.
Income tax expense for the six months ended June 30, 2023 increased $2.0 million from the same period in 2022, Our effective tax rate was 20.6% for the six months ended June 30, 2023 compared with 20.5% for the six months ended June 30, 2022.
Net income for the three months ended June 30, 2023 increased 32.3% to $15.7 million.
Net income for the six months ended June 30, 2023 increased 37.9% to $27.2 million.

Liquidity and Capital Resources
Our primary sources of liquidity are available cash and cash equivalents, cash flows provided by operations and borrowings under our credit facilities. As of June 30, 2023, we had cash and cash equivalents of $14.3 million. For the six months ended June 30, 2023, cash provided by operations was $27.4 million. We currently have $115.4 million available ($112.0 million under the Credit Agreement and CAD $4.5 ($3.4 million) under our Canadian credit facility) to us under our committed credit facilities. We expect available cash, internally generated funds, and borrowings from our committed credit facilities to be sufficient to support working capital needs, capital expenditures (including acquisitions), and our debt service obligations. We are focused on continuing to generate positive operating cash to fund our operational and capital investment initiatives. We believe we have sufficient liquidity to operate for at least the next 12 months from the date of filing this report.
Operating activities. Cash provided by operations for the six months ended June 30, 2023 was $27.4 million compared to cash outflows of $2.5 million during the six months ended June 30, 2022. This increased cash flow was due mainly to increases in net income and a reduction in inventory purchases.
Investing activities. Cash used in investing activities totaled approximately $8.3 million during the six months ended June 30, 2023 compared to $4.6 million during the six months ended June 30, 2022. This was due primarily to an acquisition that we completed in May of 2023 (see Note 13 for discussion of this acquisition).
Financing activities. Cash flows used in financing activities during the six months ended June 30, 2023 totaled $13.1 million compared to cash flows provided by financing activities during the same period in the prior year of $6.7 million. This change was due primarily to repayments on our committed credit facility in 2023 as compared to borrowings in the prior year.
Debt obligations as of June 30, 2023 and December 31, 2022 totaled approximately $14.2 million and $27.0 million, respectively.

Future liquidity and capital resource requirements
We expect to fund ongoing operating expenses, capital expenditures, acquisitions, interest payments, tax payments, credit facility maturities, future lease obligations, and payments for other long-term liabilities with cash flow from operations and borrowings under our credit facilities. In the short-term, we are contractually obligated to make lease payments and make payments on contingent liabilities related to certain completed acquisitions in the event they are earned. In the long-term, we are contractually obligated to make lease payments, payments for contingent liabilities, and repayments of borrowings on our line of credit. We believe that we have sufficient cash and cash equivalents, as well as borrowing capacity, to cover our estimated short-term and long-term funding needs.
Credit Facilities
The Company has a revolving credit facility providing for secured revolving loans and letters of credit in an aggregate amount of up to $125.0 million. As of June 30, 2023, the Company had an outstanding balance of $13.0 million. Borrowings under this facility are subject to the terms of the Credit Agreement.
Borrowings under the Credit Agreement bear interest, at XPEL’s option, at a rate equal to either (a) Base Rate or (b) Adjusted Term SOFR. In addition to the applicable interest rate, the Credit Agreement includes a commitment fee ranging from 0.20% to 0.25% per annum for the unused portion of the aggregate commitment and an applicable margin ranging from 0.00% to 0.50% for Base Rate Loans and 1.00% to 1.50% for Adjusted Term SOFR Loans. Both the margin applicable to the interest rate and the commitment fee are dependent on XPEL’s Consolidated Total Leverage Ratio. The Credit Agreement's maturity date is April 6, 2026. As of June 30, 2023, the weighted average interest rate applied to borrowings under this facility was 6.20% per annum. All capitalized terms in this description of the credit facility that are not otherwise defined in this report have the meaning assigned to them in the Credit Agreement.
Obligations under the Credit Agreement are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in all of XPEL’s material property and assets.
The terms of the Credit Agreement include certain affirmative and negative covenants that require, among other things, XPEL to maintain legal existence and remain in good standing, comply with applicable laws, maintain accounting records, deliver financial statements and certifications on a timely basis, pay taxes as required by law, and maintain insurance coverage, as well as to forgo certain specified future activities that might otherwise encumber XPEL and certain customary covenants. The Credit Agreement provides for two financial covenants, as follows.
As of the last day of each fiscal quarter:
1.XPEL shall not allow its Consolidated Total Leverage Ratio to exceed 3.50 to 1.00, and
2.XPEL shall not allow its Consolidated Interest Coverage Ratio to be less than 3.00 to 1.00.

The Company also has a CAD $4.5 million revolving credit facility through a financial institution in Canada, as maintained by XPEL Canada Corp., a wholly-owned subsidiary of XPEL. This Canadian facility is utilized to fund the Company's working capital needs in Canada. This facility bears interest at HSBC Canada Bank’s prime rate plus 0.25% per annum and is guaranteed by the parent company. As of June 30, 2023 and December 31, 2022, no balance was outstanding on this line of credit.

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

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item IA of the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On May 22, 2023, Ryan Pape, President and Chief Executive Officer of the Company, adopted a 10b5-1 plan. This plan allows for Mr. Pape's orderly disposition of 25,000 shares of the Company's Common Stock during the period from August 21, 2023 to February 26, 2024.
On May 15, 2023, Mathieu Moreau, Senior Vice President of Sales and Product of the Company, adopted a 10b5-1 plan. This plan allows for Mr. Moreau's orderly disposition of 40,000 shares of the Company's Common Stock during the period from August 16, 2023 to February 17, 2025.

Item 6. Exhibits
The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description	Method of Filing

10.1	Credit Agreement Dated April 6, 2023	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 10, 2023

*10.1	Form of Performance Restricted Stock Unit Award Agreement	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	The following materials from XPEL’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income, (iv) the unaudited Consolidated Statements of Equity, (v) the unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements	Filed herewith
* Management compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XPEL, Inc. (Registrant)

	By:	/s/ Barry R. Wood
Barry R. Wood
Senior Vice President and Chief Financial Officer
August 9, 2023		(Authorized Officer and Principal Financial and Accounting Officer)