Form 10-Q
period 2023-09-30
XPEL, Inc.
filed 2023-11-08
CIK 1767258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The registrant had 27,628,953 shares of common stock outstanding as of November 8, 2023.

Part I. Financial Information

Item 1. Financial Statements

XPEL, INC.
Condensed Consolidated Balance Sheets
(In thousands except share and per share data)

	(Unaudited)	(Audited)
	September 30, 2023	December 31, 2022
Assets
Current
Cash and cash equivalents	$10,374	$8,056
Accounts receivable, net	24,115	14,726
Inventories	92,458	80,575
Prepaid expenses and other current assets	11,091	3,464
Total current assets	138,038	106,821
Property and equipment, net	15,690	14,203
Right-of-use lease assets	14,014	15,309
Intangible assets, net	29,461	29,294
Other non-current assets	971	972
Goodwill	28,602	26,763
Total assets	$226,776	$193,362
Liabilities
Current
Current portion of notes payable	$—	$77
Current portion of lease liabilities	3,650	3,885
Accounts payable and accrued liabilities	42,059	22,970
Income tax payable	836	470
Total current liabilities	46,545	27,402
Deferred tax liability, net	1,205	2,049
Other long-term liabilities	950	1,070
Borrowings on line of credit	—	26,000
Non-current portion of lease liabilities	11,523	12,119
Total liabilities	60,223	68,640
Commitments and Contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.001 par value; authorized 10,000,000; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,628,953 and 27,616,064 issued and outstanding, respectively	28	28
Additional paid-in-capital	12,050	11,073
Accumulated other comprehensive loss	(2,179)	(2,203)
Retained earnings	156,654	115,824
Total stockholders’ equity	166,553	124,722
Total liabilities and stockholders’ equity	$226,776	$193,362
See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Income (Unaudited)
(In thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Product revenue	$81,125	$72,616	$229,339	$197,753
Service revenue	21,552	17,142	61,416	47,759
Total revenue	102,677	89,758	290,755	245,512

Cost of Sales
Cost of product sales	51,876	47,225	143,613	129,646
Cost of service	9,272	6,767	25,660	19,400
Total cost of sales	61,148	53,992	169,273	149,046
Gross Margin	41,529	35,766	121,482	96,466

Operating Expenses
Sales and marketing	7,730	6,297	22,554	18,515
General and administrative	16,170	12,162	46,180	34,859
Total operating expenses	23,900	18,459	68,734	53,374

Operating Income	17,629	17,307	52,748	43,092

Interest expense	85	391	946	933
Foreign currency exchange loss	398	372	419	833

Income before income taxes	17,146	16,544	51,383	41,326
Income tax expense	3,490	3,226	10,553	8,302
Net income	$13,656	$13,318	$40,830	$33,024

Earnings per share
Basic	$0.49	$0.48	$1.48	$1.20
Diluted	$0.49	$0.48	$1.48	$1.20
Weighted Average Number of Common Shares
Basic	27,623	27,616	27,620	27,614
Diluted	27,644	27,620	27,634	27,615

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Other comprehensive income
Net income	$13,656	$13,318	$40,830	$33,024
Foreign currency translation	(731)	(1,551)	24	(2,821)
Total comprehensive income	$12,926	$11,767	$40,854	$30,203

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands)

Stockholders' Equity - Three Months Ended September 30
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2022	27,613	$28	$10,760	$94,149	$(1,860)	$103,077
Net income	—	—	—	13,318	—	13,318
Foreign currency translation	—	—	—	—	(1,551)	(1,551)
Stock-based compensation	3	—	109	—	—	109
Balance as of September 30, 2022	27,616	28	10,869	107,467	(3,411)	114,953

Balance as of June 30, 2023	27,620	28	11,730	142,998	(1,448)	153,308
Net income	—	—	—	13,656	—	13,656
Foreign currency translation	—	—	—	—	(731)	(731)
Stock-based compensation	9	—	320	—	—	320
Balance as of September 30, 2023	27,629	$28	$12,050	$156,654	$(2,179)	$166,553

Stockholders' Equity - Nine Months Ended September 30
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	27,613	$28	$10,581	$74,443	$(590)	$84,462
Net income	—	—	—	33,024	—	33,024
Foreign currency translation	—	—	—	—	(2,821)	(2,821)
Stock-based compensation	3	—	288	—	—	288
Balance as of September 30, 2022	27,616	28	10,869	107,467	(3,411)	114,953

Balance as of December 31, 2022	27,616	28	11,073	115,824	(2,203)	124,722
Net income	—	—	—	40,830	—	40,830
Foreign currency translation	—	—	—	—	24	24
Stock-based compensation	13	—	977	—	—	977
Balance as of September 30, 2023	27,629	$28	$12,050	$156,654	$(2,179)	$166,553
See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30, 2023
	2023	2022
Cash flows from operating activities
Net income	$40,830	$33,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	3,229	2,486
Amortization of intangible assets	3,660	3,248
Gain on sale of property and equipment, net	(11)	(10)
Stock-based compensation	1,144	317
Bad debt expense	216	350
Deferred income taxes	(844)	7
Accretion on notes payable	—	6

Changes in assets and liabilities:
Accounts receivable	(9,483)	(5,899)
Inventory, net	(11,583)	(18,423)
Prepaid expenses and other assets	(7,288)	(3,982)
Income tax receivable and payable	320	1,077
Accounts payable and accrued liabilities	18,311	(2,505)
Net cash provided by operating activities	38,501	9,696
Cash flows used in investing activities
Purchase of property, plant and equipment	(4,741)	(5,534)
Proceeds from sale of property and equipment	20	66
Business acquisitions, net of cash acquired	(4,697)	(2,993)
Development of intangible assets	(798)	(1,368)
Net cash used in investing activities	(10,216)	(9,829)
Cash flows from financing activities
Net (repayments of) borrowings on revolving credit agreement	(26,000)	1,000
Restricted stock withholding taxes paid in lieu of issued shares	(167)	(30)
Repayments of notes payable	(77)	(304)
Net cash (used in) provided by financing activities	(26,244)	666
Net change in cash and cash equivalents	2,041	533
Foreign exchange impact on cash and cash equivalents	277	68
Increase in cash and cash equivalents during the period	2,318	601
Cash and cash equivalents at beginning of period	8,056	9,644
Cash and cash equivalents at end of period	$10,374	$10,245

Supplemental schedule of non-cash activities
Non-cash lease financing	$1,847	$5,209
Issuance of common stock for vested restricted stock units	$874	$222

Supplemental cash flow information
Cash paid for income taxes	$11,144	$7,305
Cash paid for interest	$1,000	$900
See notes to condensed consolidated financial statements.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    INTERIM FINANCIAL INFORMATION
The accompanying (a) condensed consolidated balance sheet as of December 31, 2022, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023 and 2022 have been prepared by XPEL, Inc. (“XPEL” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period due to variability in customer purchasing patterns and seasonal, operating and other factors.
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

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Accounts Receivable - Accounts receivable are shown net of an allowance for expected credit losses and doubtful accounts of $0.2 million and $0.2 million as of September 30, 2023 and December 31, 2022, respectively. The Company evaluates the adequacy of its allowances by analyzing the aging of receivables, customer financial condition, historical collection experience, the value of any collateral and other economic and industry factors. Actual collections may differ from historical experience, and if economic, business or customer conditions deteriorate significantly, adjustments to these reserves may be required. When the Company becomes aware of factors that indicate a change in a specific customer’s ability to meet its financial obligations, the Company records a specific reserve for credit losses. The Company had no significant accounts receivable concentration as of September 30, 2023 or December 31, 2022.
Provisions and Warranties - We provide a warranty on the Company's products. Liability under the warranty policy is based on a review of historical warranty claims. Adjustments are made to the accruals based on actual claims data. The Company's liability for warranties as of September 30, 2023 and December 31, 2022 was $0.4 million and $0.2 million, respectively. The following tables present a summary of the Company's accrued warranty liabilities for the nine months ended September 30, 2023 and the twelve months ended December 31, 2022 (dollars in thousands):

2023
Warranty liability, January 1	$234
Warranties assumed in period	446
Payments	(306)
Warranty liability, September 30	$374

2022
Warranty liability, January 1	$75
Warranties assumed in period	624
Payments	(465)
Warranty liability, December 31	$234
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
The following table summarizes transactions within contract liabilities for the three and nine months ended September 30, 2023 (dollars in thousands):

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Balance, December 31, 2022	$261
Revenue recognized related to payments included in the December 31, 2022 balance	(206)
Payments received for which performance obligations have not been satisfied	2,791
Effect of foreign currency translation	1
Balance, March 31, 2023	2,847
Revenue recognized related to payments included in the March 31, 2023 balance	(2,771)
Payments received for which performance obligations have not been satisfied	3,955
Effect of foreign currency translation	(4)
Balance, June 30, 2023	4,027
Revenue recognized related to payments included in the June 30, 2023 balance	(3,973)
Payments received for which performance obligations have not been satisfied	5,575
Effect of foreign currency translation	(4)
Balance, September 30, 2023	$5,625

The table below sets forth the disaggregation of revenue by product category for the periods indicated below (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product Revenue
Paint protection film	$58,977	$54,230	$165,016	$146,465
Window film	18,762	15,391	54,055	42,711
Other	3,386	2,995	10,268	8,577
Total	$81,125	$72,616	$229,339	$197,753

Service Revenue
Software	$1,652	$1,351	$4,656	$3,804
Cutbank credits	4,524	4,352	13,253	11,459
Installation labor	14,852	11,067	41,781	31,371
Training and other	524	372	1,726	1,125
Total	$21,552	$17,142	$61,416	$47,759

Total	$102,677	$89,758	$290,755	$245,512
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

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$59,002	$51,522	$169,228	$142,275
Canada	11,471	11,046	31,914	29,773
China	10,242	11,009	24,992	27,772
Continental Europe	8,705	6,065	26,354	18,671
Middle East/Africa	3,909	3,322	11,514	8,025
United Kingdom	3,499	2,482	10,220	7,505
Asia Pacific	3,233	2,540	9,192	6,549
Latin America	2,325	1,468	6,617	4,033
Other	291	304	724	909
Total	$102,677	$89,758	$290,755	$245,512
XPEL's largest customer accounted for 10.0% and 12.3% of the Company's net sales during the three months ended September 30, 2023 and 2022, respectively and 8.6% and 11.3% of the Company's net sales during the nine months ended September 30, 2023 and 2022, respectively.

4.    PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following (dollars in thousands):

	September 30, 2023	December 31, 2022
Furniture and fixtures	$3,189	$2,667
Computer equipment	4,392	3,455
Vehicles	903	838
Equipment	5,279	4,728
Leasehold improvements	10,276	7,081
Plotters	3,750	2,980
Construction in Progress	351	1,745
Total property and equipment	28,140	23,494
Less: accumulated depreciation	12,450	9,291
Property and equipment, net	$15,690	$14,203
Depreciation expense for the three months ended September 30, 2023 and 2022 was $1.2 million and $0.9 million, respectively. For the nine months ended September 30, 2023 and 2022, depreciation expense was $3.2 million and $2.5 million, respectively.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5.    INTANGIBLE ASSETS, NET
Intangible assets consist of the following (dollars in thousands):

	September 30, 2023	December 31, 2022
Trademarks	$823	$686
Software	5,472	4,822
Trade names	1,609	1,451
Contractual and customer relationships	34,724	31,871
Non-compete	439	440
Other	498	497
Total cost	43,565	39,767
Less: Accumulated amortization	14,104	10,473
Intangible assets, net	$29,461	$29,294
Amortization expense for the three months ended September 30, 2023 and 2022 was $1.3 million and $1.1 million, respectively. For the nine months ended September 30, 2023 and 2022, amortization expense was $3.7 million and $3.2 million, respectively.
6.    GOODWILL
The following table summarizes goodwill transactions for the nine months ended September 30, 2023 and 2022 (dollars in thousands):

2023
Balance at December 31, 2022	$26,763
Additions and purchase price allocation adjustments	1,875
Foreign Exchange	(36)
Balance at September 30, 2023	$28,602

2022
Balance at December 31, 2021	$25,655
Additions and purchase price allocation adjustments	1,826
Foreign Exchange	(718)
Balance at December 31, 2022	$26,763
The Company completed one acquisition in the nine months ended September 30, 2023. Refer to Note 13 for discussion of this acquisition.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7.    INVENTORIES
The components of inventory are summarized as follows (dollars in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$18,741	$10,416
Work in process	3,617	6,756
Finished goods	70,100	63,403
	$92,458	$80,575

8.    DEBT
REVOLVING FACILITIES
The Company has a revolving credit facility providing for secured revolving loans and letters of credit in an aggregate amount of up to $125.0 million, which is subject to the terms of a credit agreement dated April 6, 2023 (the "Credit Agreement"). As of September 30, 2023, no balance was outstanding under this agreement. As of December 31, 2022, the Company had an outstanding balance of $26.0 million under a prior credit agreement which was subsequently repaid and terminated.
Borrowings under the Credit Agreement bear interest, at XPEL’s option, at a rate equal to either (a) Base Rate or (b) Adjusted Term SOFR. In addition to the applicable interest rate, the Credit Agreement includes a commitment fee ranging from 0.20% to 0.25% per annum for the unused portion of the aggregate commitment and an applicable margin ranging from 0.00% to 0.50% for Base Rate Loans and 1.00% to 1.50% for Adjusted Term SOFR Loans. At September 30, 2023, these rates were 8.5% and 6.3%, respectively. Both the margin applicable to the interest rate and the commitment fee are dependent on XPEL’s Consolidated Total Leverage Ratio. The Credit Agreement's maturity date is April 6, 2026. All capitalized terms in this description of the credit facility that are not otherwise defined in this report have the meaning assigned to them in the Credit Agreement.
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

The Company also has a CAD $4.5 million (approximately $3.3 million as of September 30, 2023) revolving credit facility through a financial institution in Canada, as maintained by XPEL Canada Corp., a wholly-owned subsidiary of XPEL. This Canadian facility is utilized to fund the Company's working capital needs in Canada. This facility bears interest at HSBC Canada Bank’s prime rate plus 0.25% per annum

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
and is guaranteed by the parent company. As of September 30, 2023 and December 31, 2022, no balance was outstanding on this line of credit.
As of September 30, 2023 and December 31, 2022, the Company was in compliance with all debt covenants.

9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following table presents significant accounts payable and accrued liability balances as of the periods ending (dollars in thousands):

	September 30, 2023	December 31, 2022
Trade payables	$30,419	$16,689
Payroll liabilities	3,236	3,596
Contract liabilities	5,625	261
Acquisition holdback payments	394	191
Other liabilities	2,385	2,233
	$42,059	$22,970

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
Liabilities measured at fair value on a recurring basis as of the dates noted below are as follows (dollars in thousands):

	September 30, 2023	December 31, 2022
Level 3:
Contingent Liabilities	$1,085	$955
Increases in the fair value of level 3 contingent liabilities are reflected in general and administrative expenses in the Consolidated Statements of Income for the three and nine months ended September 30, 2023.

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
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator	2023	2022	2023	2022
Net income	$13,656	$13,318	$40,830	$33,024
Denominator
Weighted average basic shares	27,623	27,616	27,620	27,614
Dilutive effect of restricted stock units	21	4	14	1
Weighted average diluted shares	27,644	27,620	27,634	27,615
Earnings per share
Basic	$0.49	$0.48	$1.48	$1.20
Diluted	$0.49	$0.48	$1.48	$1.20

13.    BUSINESS ACQUISITIONS

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company completed the following acquisition during the nine months ended September 30, 2023 (dollars in thousands):

Acquisition Date	Name and Location	Purchase Price	Acquisition Type	Acquisition Purpose
May 1, 2023	Protective Solutions, Inc. Holliston, Massachusetts, United States	$5,502	Share Purchase	Market Expansion
The following table presents the purchase price allocation for this transaction (dollars in thousands).

	(Unaudited) Protective Solutions, Inc.
Purchase Price
Cash	$5,502	*

Allocation
Cash	$411
Accounts receivable	206
Inventory	267
Prepaid and other assets	10
Fixed assets	14
Trade name	150
Customer relationships	2,900
Goodwill	1,875
Accounts payable and accrued liabilities	(331)
	$5,502
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
The acquired company was consolidated into the Company's financial statements on its acquisition date. Revenue of $1.0 million and $1.6 million from this acquisition has been consolidated into the Company's financial statements for the three and nine months ended September 30, 2023, respectively. Net income of $0.3 million and $0.3 million from this acquisition has been consolidated into the Company's financial statements for the three and nine months ended September 30, 2023, respectively.
The following unaudited consolidated pro forma combined financial information presents the Company's results of operations, including the estimated expenses relating to the amortization of

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
intangibles purchased, as if this acquisition had occurred on January 1, 2023 and 2022 (dollars in thousands):

	Nine Months Ended September 30,
	2023 (unaudited)	2022 (unaudited)
Revenue	$291,983	$248,899
Net income	$40,863	$33,179
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

14.    SUBSEQUENT EVENTS
Acquisitions of businesses
On October 1, 2023, we completed the acquisition of a Canadian-based automotive film distribution and installation business serving primarily automotive dealerships. On October 4, 2023, we completed the acquisition of a European-based automotive paint protection film installation company serving two OEMs. The total purchase price for these transactions was approximately $13.4 million. In connection with these acquisitions, we deposited $7.4 million into an escrow account as of September 30, 2023. This deposit is included in prepaid expenses in our September 30, 2023 Condensed Consolidated Balance Sheet.

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
We believe the items we have outlined above are important factors that could cause estimates included in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf.  We have discussed these factors in more detail in in the Annual Report. These factors are not necessarily all of the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our stockholders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution when considering our forward-looking statements.
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
On September 15, 2023, the United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) initiated a strike at certain U.S. facilities causing work stoppages to some vehicle production and parts distribution activities. UAW reached a tentative settlement with each targeted automaker that still needs to be ratified by its members. If UAW members fail to ratify the new contract and a pro-longed strike or further work stoppages may continue which could have a material adverse impact on inventories at car dealerships which could, in turn, adversely affect our business, results of operations and financial condition. See Risk Factors - “We are highly dependent on the automotive industry. A prolonged or material contraction in the automotive sales and production volumes could adversely affect our business, results of operations and financial condition” included in Part I, Item 1A - Risk Factors, in the Annual Report.
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
The following table is a reconciliation of Net Income to EBITDA for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	(Unaudited)			(Unaudited)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Net Income	$13,656	$13,318	2.5%	$40,830	$33,024	23.6%
Interest	85	391	(78.3)%	946	933	1.4%
Taxes	3,490	3,226	8.2%	10,553	8,302	27.1%
Depreciation	1,199	890	34.7%	3,229	2,486	29.9%
Amortization	1,288	1,117	15.3%	3,660	3,248	12.7%
EBITDA	$19,718	$18,942	4.1%	$59,218	$47,993	23.4%

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

Results of Operations
The following tables summarize the Company’s consolidated results of operations for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30, 2023	% of Total Revenue	Three Months Ended September 30, 2022	% of Total Revenue	$ Change	% Change
Total revenue	$102,677	100.0%	$89,758	100.0%	$12,919	14.4%
Total cost of sales	61,148	59.6%	53,992	60.2%	7,156	13.3%
Gross margin	41,529	40.4%	35,766	39.8%	5,763	16.1%
Total operating expenses	23,900	23.3%	18,459	20.6%	5,441	29.5%
Operating income	17,629	17.2%	17,307	19.3%	322	1.9%
Other expenses	483	0.5%	763	0.9%	(280)	(36.7)%
Income tax	3,490	3.4%	3,226	3.6%	264	8.2%
Net income	$13,656	13.3%	$13,318	14.8%	$338	2.5%

	Nine Months Ended September 30, 2023	% of Total Revenue	Nine Months Ended September 30, 2022	% of Total Revenue	$ Change	% Change
Total revenue	$290,755	100.0%	$245,512	100.0%	$45,243	18.4%
Total cost of sales	169,273	58.2%	149,046	60.7%	20,227	13.6%
Gross margin	121,482	41.8%	96,466	39.3%	25,016	25.9%
Total operating expenses	68,734	23.6%	53,374	21.7%	15,360	28.8%
Operating income	52,748	18.1%	43,092	17.6%	9,656	22.4%
Other expenses	1,365	0.5%	1,766	0.7%	(401)	(22.7)%
Income tax	10,553	3.6%	8,302	3.4%	2,251	27.1%
Net income	$40,830	14.0%	$33,024	13.5%	$7,806	23.6%

The following tables summarize consolidated revenue results for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,		%	% of Total Revenue
	2023	2022	Inc (Dec)	2023	2022
Product Revenue
Paint protection film	$58,977	$54,230	8.8%	57.4%	60.4%
Window film	18,762	15,391	21.9%	18.3%	17.1%
Other	3,386	2,995	13.1%	3.3%	3.4%
Total	$81,125	$72,616	11.7%	79.0%	80.9%

Service Revenue
Software	$1,652	$1,351	22.3%	1.6%	1.5%
Cutbank credits	4,524	4,352	4.0%	4.4%	4.8%
Installation labor	14,852	11,067	34.2%	14.5%	12.3%
Training and other	524	372	40.9%	0.5%	0.5%
Total	$21,552	$17,142	25.7%	21.0%	19.1%

Total	$102,677	$89,758	14.4%	100.0%	100.0%

	Nine Months Ended September 30,		%	% of Total Revenue
	2023	2022	Inc (Dec)	2023	2022
Product Revenue
Paint protection film	$165,016	$146,465	12.7%	56.8%	59.7%
Window film	54,055	42,711	26.6%	18.6%	17.4%
Other	10,268	8,577	19.7%	3.5%	3.4%
Total	$229,339	$197,753	16.0%	78.9%	80.5%

Service Revenue
Software	$4,656	$3,804	22.4%	1.6%	1.5%
Cutbank credits	13,253	11,459	15.7%	4.6%	4.7%
Installation labor	41,781	31,371	33.2%	14.4%	12.8%
Training and other	1,726	1,125	53.4%	0.5%	0.5%
Total	$61,416	$47,759	28.6%	21.1%	19.5%

Total	$290,755	$245,512	18.4%	100.0%	100.0%
Because many of our international customers require us to ship their orders to freight forwarders located in the United States, we cannot be certain about the ultimate destination of the product. The following tables represent our estimate of sales by geographic regions based on our understanding of ultimate product destination based on customer interactions, customer locations and other factors for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,		%	% of Total Revenue
	2023	2022	Inc (Dec)	2023	2022
United States	$59,002	$51,522	14.5%	57.5%	57.4%
Canada	11,471	11,046	3.8%	11.2%	12.3%
China	10,242	11,009	(7.0)%	10.0%	12.3%
Continental Europe	8,705	6,065	43.5%	8.5%	6.8%
Middle East/Africa	3,909	3,322	17.7%	3.8%	3.7%
United Kingdom	3,499	2,482	41.0%	3.4%	2.8%
Asia Pacific	3,233	2,540	27.3%	3.1%	2.8%
Latin America	2,325	1,468	58.4%	2.3%	1.6%
Other	291	304	(4.3)%	0.2%	0.3%
Total	$102,677	$89,758	14.4%	100.0%	100.0%

	Nine Months Ended September 30,		%	% of Total Revenue
	2023	2022	Inc (Dec)	2023	2022
United States	$169,228	$142,275	18.9%	58.2%	58.0%
Canada	31,914	29,773	7.2%	11.0%	12.1%
China	24,992	27,772	(10.0)%	8.6%	11.3%
Continental Europe	26,354	18,671	41.1%	9.1%	7.6%
Middle East/Africa	11,514	8,025	43.5%	4.0%	3.3%
United Kingdom	10,220	7,505	36.2%	3.5%	3.1%
Asia Pacific	9,192	6,549	40.4%	3.2%	2.7%
Latin America	6,617	4,033	64.1%	2.3%	1.6%
Other	724	909	(20.4)%	0.2%	0.3%
Total	$290,755	$245,512	18.4%	100.0%	100.0%

Product Revenue. Product revenue for the three months ended September 30, 2023 increased 11.7% over the three months ended September 30, 2022. Product revenue represented 79.0% of our total revenue compared to 80.9% in the three months ended September 30, 2022. Revenue from our paint protection film product line increased 8.8% over the three months ended September 30, 2022. Paint protection film sales represented 57.4% and 60.4% of our total consolidated revenues for the three months ended September 30, 2023 and 2022, respectively. The total increase in paint protection film sales was due to increased demand for our film products across multiple regions partially offset by a decrease in sales to China resulting from lingering impacts of the COVID-19 pandemic.
Revenue from our window film product line grew 21.9% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Window film sales represented 18.3% and 17.1% of our total consolidated revenues for the three months ended September 30, 2023 and 2022, respectively. This increase was driven by increased demand resulting from increased channel focus and increased product adoption in multiple regions. Architectural window film revenue increased 49.9% compared to the three months ended September 30, 2022, to $2.7 million, and represented 14.4% of total window film revenue and 2.6% of total revenue for the three months ended September 30, 2023. This increase was driven by demand for our architectural window films as we continue to pursue this large addressable market.
Other product revenue for the three months ended September 30, 2023 increased 13.1% compared to the three months ended September 30, 2022 due mainly to continued demand for non-film related products such as ceramic coating, plotters, chemicals, and other film installation tools and accessories. Our FUSION ceramic coating product revenue grew 34.6% compared to the three months ended September 30, 2022 to $1.5 million. This increase was driven primarily by increased channel focus and increased demand for our ceramic coating products.
Geographically, we saw revenue growth in most regions during the three months ended September 30, 2023. The U.S. region, our largest, grew 14.5%, over the three months ended September 30, 2022, due primarily to increasing attach rates. Outside the U.S., most regions saw strong growth due primarily to increased product awareness and attach rates.
Product revenue for the nine months ended September 30, 2023 increased 16.0% over the nine months ended September 30, 2022. Product revenue represented 78.9% of our consolidated revenue compared to 80.5% in the nine months ended September 30, 2022. Revenue from our paint protection film product line increased 12.7% over the nine months ended September 30, 2022. Paint protection film sales represented 56.8% and 59.7% of our consolidated revenues for the nine months ended September 30, 2023 and 2022, respectively. The increase in paint protection film sales was due to additional sales to both new and existing customers across multiple geographical markets.
Revenue from our window film grew 26.6% compared to the nine months ended September 30, 2022. Window film sales represented 18.6% and 17.4% of our total consolidated revenues for the nine months ended September 30, 2023 and 2022, respectively. This increase was driven by increased demand resulting from increased channel focus and increased product adoption in multiple regions. Architectural window film revenue increased 42.2% compared to the nine months ended September 30, 2022 to $6.4 million and represented 11.9% of total window film revenue and 2.2% of total revenue. This increase was driven by increased demand for our architectural window films.
Other product revenue for the nine months ended September 30, 2023 increased 19.7% compared to the nine months ended September 30, 2022 due mainly to continued demand for non-film related products such as ceramic coating, plotters, chemicals, and other film installation tools and accessories. Our FUSION ceramic coating product revenue grew 53.6% compared to the nine months ended September 30, 2022 to $4.5 million. This increase was driven primarily by increased channel focus and increased demand for our ceramic coating products.
Geographically, we saw revenue growth in most regions during the nine months ended September 30, 2023. The U.S. region, our largest region, grew 18.9% due primarily to increasing attach rates. Outside the U.S., most regions saw strong growth due primarily to increased product awareness and attach rates.
Service revenue. Service revenue consists of revenue from fees for DAP software access, cutbank credit revenue, which represents the value of pattern access provided with eligible product revenue, revenue from the labor portion of installation sales in our Company-owned installation centers, revenue from our dealership services business and revenue from training services provided to our customers.
Service revenue grew 25.7% over the three months ended September 30, 2022. Within this category, software revenue increased 22.3% over the three months ended September 30, 2022. This increase was due to an increase in total subscribers to our DAP software. Cutbank credit revenue increased 4.0% from the three months ended September 30, 2022 due to associated product revenue growth. Installation labor revenue increased 34.2% over the three months ended September 30, 2022 due mainly to increased demand in our Company-owned installation facilities and across our dealership service and OEM networks.
Service revenue for the nine months ended September 30, 2023 grew 28.6% over the nine months ended September 30, 2022. Within this category, software revenue grew 22.4% over the nine months ended September 30, 2022. This increase was due to an increase in total subscribers to our DAP software. Cutbank credit revenue increased 15.7% over the nine months ended September 30, 2022 due to associated product revenue growth. Installation labor increased 33.2% over the nine months ended September 30, 2022 due mainly to increased demand in our Company-owned installation facilities and across our dealership service and OEM networks.
Total installation revenue (labor and product combined) increased 34.2% over the three months ended September 30, 2022. This represented 17.2% and 14.7% of our total consolidated revenue for the three months ended September 30, 2023 and 2022, respectively. This increase was primarily due to increased demand in our Company-owned installation centers and across our dealership service and OEM networks. Total installation revenue increased 33.2% over the nine months ended September 30, 2022. This represented 17.1% and 15.2% of our total consolidated revenue for the nine months ended September 30, 2023 and 2022, respectively. This increase was primarily due to increased demand in our Company-owned installation centers and across our dealership service and OEM networks. Adjusted product revenue, which combines the cutbank credit revenue service component with product revenue, increased 11.3% over the three months ended September 30, 2022. Adjusted product revenue increased 16.0% versus the nine months ended September 30, 2022. For both the three and nine month periods, this growth was due to sustained demand for our various product lines.
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
Product costs for the three months ended September 30, 2023 increased 9.9% over the three months ended September 30, 2022. Cost of product sales represented 50.5% and 52.6% of total revenue in the three months ended September 30, 2023 and 2022, respectively. Cost of service revenue grew 37.0% during the three months ended September 30, 2023. For both product and service, cost of sales increased commensurate with the related growth in revenue. Refer to the Gross Margin section below for discussion of this cost relative to revenue.
Product costs for the nine months ended September 30, 2023 increased 10.8% over the nine months ended September 30, 2022. Cost of product sales represented 49.4% and 52.8% of total revenue in the nine months ended September 30, 2023 and 2022, respectively. Cost of service revenue grew 32.3% during the nine months ended September 30, 2023. For both product and service, cost of sales increased commensurate with the related growth in revenue. Refer to the Gross Margin section below for discussion of this cost relative to revenue.
Gross Margin
Gross margin for the three months ended September 30, 2023 grew approximately $5.8 million, or 16.1%, compared to the three months ended September 30, 2022. For the three months ended September 30, 2023, gross margin represented 40.4% of revenue compared to 39.8% for the three months ended September 30, 2022
Gross margin for the nine months ended September 30, 2023 grew approximately $25.0 million, or 25.9%, compared to the nine months ended September 30, 2022. For the nine months ended September 30, 2023, gross margin represented 41.8% of revenue compared to 39.3% for the nine months ended September 30, 2022.
The following tables summarize gross margin for products and services for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,		%	% of Category Revenue
	2023	2022	Inc (Dec)	2023	2022
Product	$29,249	$25,391	15.2%	36.1%	35.0%
Service	12,280	10,375	18.4%	57.0%	60.5%
Total	$41,529	$35,766	16.1%	40.4%	39.8%

	Nine Months Ended September 30,		%	% of Category Revenue
	2023	2022	Inc (Dec)	2023	2022
Product	$85,726	$68,107	25.9%	37.4%	34.4%
Service	35,756	28,359	26.1%	58.2%	59.4%
Total	$121,482	$96,466	25.9%	41.8%	39.3%
Product gross margin for the three months ended September 30, 2023 increased approximately $3.9 million, or 15.2%, over the three months ended September 30, 2022 and represented 36.1% and 35.0% of total product revenue for the three months ended September 30, 2023 and 2022, respectively. This increase in margin was due primarily to decreases in product costs and improved operating leverage.
Product gross margin for the nine months ended September 30, 2023 increased approximately $17.6 million, or 25.9%, over the nine months ended September 30, 2022 and represented 37.4% and 34.4% of total product revenue for the nine months ended September 30, 2023 and 2022, respectively. This increase in margin was due primarily to decreases in product costs and improved operating leverage.
Service gross margin increased approximately $1.9 million, or 18.4%, over the three months ended September 30, 2022. This represented 57.0% and 60.5% of total service revenue for the three months ended September 30, 2023 and 2022, respectively. The decrease in service gross margin percentage for the three months ended September 30, 2022 was primarily due to a higher percentage of lower margin service revenue mix relative to other higher margin service revenue components in the prior year period.
Service gross margin increased approximately $7.4 million, or 26.1%, over the nine months ended September 30, 2022. This represented 58.2% and 59.4% of total service revenue for the nine months ended September 30, 2023 and 2022, respectively. This was primarily due to a higher percentage of lower margin service revenue mix relative to other higher margin service revenue components in the prior year period.
Operating Expenses
Sales and marketing expenses for the three months ended September 30, 2023 increased 22.8% compared to the same period in 2022. This increase was due to increased personnel and marketing costs incurred to support the ongoing growth of the business. These expenses represented 7.5% and 7.0% of total consolidated revenue for the three months ended September 30, 2023 and 2022, respectively.
For the nine months ended September 30, 2023, sales and marketing expenses increased 21.8% compared to the same period in 2022. This increase was due to increased personnel and marketing costs incurred to support the ongoing growth of the business. These expenses represented 7.8% and 7.5% of total consolidated revenue for the nine months ended September 30, 2023 and 2022, respectively.
General and administrative expenses grew approximately $4.0 million, or 33.0% over the three months ended September 30, 2022. This increase in cost was due primarily to increases in personnel, occupancy costs and professional fees to support our ongoing growth. These costs represented 15.7%

and 13.6% of total consolidated revenue for the three months ended September 30, 2023 and 2022, respectively.
General and administrative expenses grew approximately $11.3 million, or 32.5% over the nine months ended September 30, 2022. This increase in cost was due primarily to increases in personnel, occupancy costs and professional fees to support our ongoing growth. These costs represented 15.9% and 14.2% of total consolidated revenue for the nine months ended September 30, 2023 and 2022, respectively.
Income Tax Expense
Income tax expense for the three months ended September 30, 2023 increased $0.3 million from the three months ended September 30, 2022. Our effective tax rate was 20.4% for the three months ended September 30, 2023 compared with 19.5% for the three months ended September 30, 2022.
Income tax expense for the nine months ended September 30, 2023 increased $2.3 million from the same period in 2022, Our effective tax rate was 20.5% for the nine months ended September 30, 2023 compared with 20.1% for the nine months ended September 30, 2022.
Net income for the three months ended September 30, 2023 increased 2.5% to $13.7 million.
Net income for the nine months ended September 30, 2023 increased 23.6% to $40.8 million.

Liquidity and Capital Resources
Our primary sources of liquidity are available cash and cash equivalents, cash flows provided by operations and borrowings under our credit facilities. As of September 30, 2023, we had cash and cash equivalents of $10.4 million. For the nine months ended September 30, 2023, cash provided by operations was $38.5 million. We currently have $128.3 million of credit available ($125.0 million under the Credit Agreement and CAD $4.5 ($3.3 million) under our Canadian credit facility) to us under our committed credit facilities. We expect available cash, internally generated funds, and borrowings from our committed credit facilities to be sufficient to support working capital needs, capital expenditures (including acquisitions), and our debt service obligations. We are focused on continuing to generate positive operating cash to fund our operational and capital investment initiatives. We believe we have sufficient liquidity to operate for at least the next 12 months from the date of filing this report.
Operating activities. Cash provided by operations for the nine months ended September 30, 2023 was $38.5 million compared to $9.7 million during the nine months ended September 30, 2022. Included in cash provided from operating activities for the nine months ended September 30, 2023 was a one-time payment of $7.4 million related to an acquisition that closed in October (see Note 14). Excluding that payment, cash provided from operations would have been $45.9 million for the 2023 period. The increase was due mainly to growth in net income and changes in other working capital items including reductions in inventory purchases and increases in accounts payable due to payment cycle timing.
Investing activities. Cash used in investing activities totaled approximately $10.2 million during the nine months ended September 30, 2023 compared to $9.8 million during the nine months ended September 30, 2022. This was due primarily to higher acquisition-related payments made during 2023.
Financing activities. Cash flows used in financing activities during the nine months ended September 30, 2023 totaled $26.2 million compared to cash flows provided by financing activities during the same period in the prior year of $0.7 million. This change was due primarily to repayments on our committed credit facility in 2023 as compared to borrowings in the prior year.

Debt and contingent obligations as of September 30, 2023 and December 31, 2022 totaled approximately $1.1 million and $27.0 million, respectively.
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
Credit Facilities
The Company has a revolving credit facility providing for secured revolving loans and letters of credit in an aggregate amount of up to $125.0 million. As of September 30, 2023, no balance was outstanding under this agreement. Borrowings under this facility are subject to the terms of the Credit Agreement.
Borrowings under the Credit Agreement bear interest, at XPEL’s option, at a rate equal to either (a) Base Rate or (b) Adjusted Term SOFR. In addition to the applicable interest rate, the Credit Agreement includes a commitment fee ranging from 0.20% to 0.25% per annum for the unused portion of the aggregate commitment and an applicable margin ranging from 0.00% to 0.50% for Base Rate Loans and 1.00% to 1.50% for Adjusted Term SOFR Loans. At September 30, 2023, these rates were 8.5% and 6.3%, respectively. Both the margin applicable to the interest rate and the commitment fee are dependent on XPEL’s Consolidated Total Leverage Ratio. The Credit Agreement's maturity date is April 6, 2026. All capitalized terms in this description of the credit facility that are not otherwise defined in this report have the meaning assigned to them in the Credit Agreement.
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

The Company also has a CAD $4.5 million revolving credit facility through a financial institution in Canada, as maintained by XPEL Canada Corp., a wholly-owned subsidiary of XPEL. This Canadian facility is utilized to fund the Company's working capital needs in Canada. This facility bears interest at HSBC Canada Bank’s prime rate plus 0.25% per annum and is guaranteed by the parent company. As of September 30, 2023 and December 31, 2022, no balance was outstanding on this line of credit.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On August 31, 2023, Richard Crumly, Director of the Company, adopted a 10b5-1 plan. This plan allows for Mr. Crumly's orderly disposition of 316,912 shares of the Company's Common Stock during the period from December 1, 2023 to December 31, 2024.

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

XPEL, Inc. (Registrant)

	By:	/s/ Barry R. Wood
Barry R. Wood
Senior Vice President and Chief Financial Officer
November 8, 2023		(Authorized Officer and Principal Financial and Accounting Officer)