Form 10-K
period 2023-12-31
XPEL, Inc.
filed 2024-02-28
CIK 1767258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant, as of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $2,100,717,483.
The Registrant had 27,631,097 shares of common stock outstanding as of February 28, 2024.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into which Incorporated
Portions of the registrant’s Proxy Statement relating to the 2024 Annual Meeting of Stockholders to be held on June 5, 2024.	Part III

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
•A material disruption from our contract manufacturers or suppliers or our inability to obtain a sufficient supply from alternate suppliers could cause us to be unable to meet customer demands or increase our costs.
•Our asset-light business model exposes us to product quality and variable cost risks.
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
•Technology could render the need for some of our products obsolete.
•Infringement of our intellectual property could impact our ability to compete effectively.

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
•Our failure to satisfy international trade compliance regulations, and changes in U.S. government sanctions, could have a material adverse effect on us.

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
•We may issue additional equity securities or engage in other transactions that could dilute our book value or affect the priority of our Common Stock, which may adversely affect the market price of our Common Stock.
•We may issue shares of preferred stock with greater rights than our Common Stock.
•We have not paid any cash dividends in the past and have no plans to pay cash dividends in the future, which could cause our Common Stock to have a lower value than that of similar companies which do not pay cash dividends.
•Shares eligible for future sale may depress our stock price.

General Risk Factors
•General global economic and business conditions affect demand for our products.
•A public health crisis could impact our business
•Economic, political and market conditions can adversely affect our business, financial condition and results of operations.

Part I

Item 1. Business
Company Overview
We are a supplier of automotive paint protection film, automotive window film, ceramic coatings, architectural window film products, and related tools and equipment to support the installation of these products. We also function as a service provider offering installation of these products through multiple channels. The majority of our revenue is derived from our automotive products and services while the remainder of our revenue is derived from non-automotive products including architectural window film, marine and flat surface protection films.
The Company began as a software company designing vehicle patterns used to produce cut-to-fit protective film for the painted surfaces of automobiles. In 2007, we began selling automotive surface and paint protection film products to complement our software business. In 2011, we introduced our ULTIMATE protective film product line which, at the time was the industry’s first protective film with self-healing properties. The ULTIMATE technology allows the protective film to better absorb the impacts from rocks and other road debris, thereby fully protecting the vehicle. The film is described as “self-healing” due to its ability to return to its original state after damage from surface scratches. The launch of the ULTIMATE product catapulted the Company into several years of strong revenue growth.
Our over-arching strategic philosophy stems from our view that being closer to the end customer in terms of our channel strategy affords us a better opportunity to efficiently introduce new products and deliver tremendous value which, in turn, drives more revenue growth for the Company.
Products and Services
Surface and Paint Protection Film Rolls: Our primary products are paint and surface protection films. Most of the products sold are for automotive applications. Paint protection film, our flagship product, is a self-adhesive, clear film designed to be applied to painted surfaces of automobiles and other surfaces. Historically, one of the top complaints from new car buyers has been damage to paint from rock chips and road debris. Paint protection film solves for this issue by protecting the painted surface from such damage. The installation of paint protection film requires training and practice to become proficient. Most installers of paint protection film prefer to use software and a pattern databases to aid in the installation. The benefits of using software for installation include increased installation efficiency and reduction of waste. Some of the products sold are used for non-automotive applications, such as industrial protection, screen protection or architectural protection. We sell a variety of product lines each with their own unique characteristics, warranty and intended use. Surface and Paint Protection film sales represented approximately 58.0% of our consolidated revenue for the year ended December 31, 2023.
Automotive Window Film Rolls: We sell several lines of automotive window films, primarily under the XPEL PRIME brand name, which exhibit a range of performance characteristics and appearances. Automotive window film sales represented approximately 14.8% of our consolidated revenue for the year ended December 31, 2023.
Architectural Window Film Rolls: We sell architectural glass solutions for commercial and residential buildings under the VISION brand name, representing our first product set with a fully non-automotive use. Architectural window films come in several broad categories, including:
SOLAR: Solar films are designed to provide solar energy rejection. We offer a variety of films with varying colors, visual light transmissions and price points.

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
Architectural window film sales represented approximately 2.3% of our consolidated revenue for the year ended December 31, 2023.
Ceramic coating: We sell a hydrophobic, self-cleaning coating that can be applied to a variety of surface types for automobiles, aircraft and marine applications. Ceramic coating sales represented less than 2% of our consolidated revenue for the year ended December 31, 2023.
Software: A key component of our product offering is our Design Access Platform (“DAP”). DAP is a proprietary SAAS platform and database consisting of over 80,000 vehicle applications used by the Company and its customers to cut automotive protection film into vehicle panel shapes for both paint protection film and window film products.
We commit significant resources to keep the pattern database updated with a goal toward having a pattern for every panel of every vehicle. When new vehicle models are introduced to the market, we strive to create the pattern as soon as possible. Our patterns and software increase installer efficiency and reduce waste.
Our DAP customers pay a monthly access fee to access our proprietary database. Monthly DAP subscriptions represented less than 2% of our consolidated revenue for the year ended December 31, 2023.
Installation, Dealership and OEM Services: We offer installation services of our various products directly to retail and wholesale customers through our Company-owned installation facilities in their respective markets, through our dealership services business which provides on-site services to automobile dealerships and to Original Equipment Manufacturers (“OEMs”). Installation services (including product and labor revenue) represented approximately 18% of our consolidated revenue for the year ended December 31, 2023.
Miscellaneous Products, Tools and Pre-Cut Films: We sell a variety of other miscellaneous product sets including pre-cut film products, tools and accessories and merchandise and apparel.
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
XPEL also continues to expand its delivery channels by acquiring select installation facilities in key markets and acquiring international partners to enhance our global reach. As we expand globally, we strive to tailor our distribution model to adapt to target markets. We believe this flexibility allows us to penetrate and grow market share more efficiently. Our acquisition strategy centers on our belief that the closer the Company is to its end customers, the greater its ability to drive increased product sales. During

2023, we completed four acquisitions in furtherance of this objective. We believe our channel strategy uniquely positions us to be wherever the demand takes us and is a key part of our ability to drive sustained growth.
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
Independent Installers/New Car Dealerships
We primarily operate by selling a complete turn-key solution directly to independent installers and new car dealerships, which includes XPEL protection films, installation training, access to our proprietary DAP software, marketing support and lead generation. For the year ended December 31, 2023, approximately 63.2% of the Company’s consolidated revenue was through this channel.
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
Our products are primarily utilized for new cars. As such, new car dealerships will likely be involved in the ultimate sale of our products and services. New car dealerships have multiple options to sell our products: 1) outsourcing the installation of film to the after-market which is the most common option; 2) developing an in-house program where they hire and train their own employees to install the product; and, 3) utilizing third-party labor to install the product in the dealership facility either on a pre-load basis or after the sale. We are agnostic as to who applies our products to new vehicles. We support all of these options for new car dealerships through the sales and support to our after-market customers, training and support to dealerships who want to build an in-house program and through our Dealership Services business which provides third-party installation services at dealership locations primarily on a pre-load basis.
XPEL also offers 24/7 customer service for independent installers and new car dealerships where we provide installation, software and training support via our website and telephone technical support services.
Distributors
In various parts of the world, XPEL operates primarily through third-party distributors under written agreements with the Company to develop a market or a region under our supervision and direction. These distributors may sell to other distributors or customers who ultimately install the product on an end customer’s vehicle. Due to the nature of this channel, product margins are generally less than other channels. For the year ended December 31, 2023, approximately 18.1% of the Company’s consolidated revenue was through this channel.
In China, we operate through a sole distributor under a distribution agreement, Shanghai Xing Ting Trading Co., Ltd., which we refer to as the China Distributor. Approximately 10.5% of our consolidated revenue for the year ended December 31, 2023, was derived from sales to the China Distributor.
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
Company-Owned Installation Centers/Dealership Services
XPEL operates 24 Company-owned installation centers: ten in the United States, ten in Canada and one each in the United Kingdom, Australia, Mexico, and Taiwan. These locations serve wholesale and retail customers in their respective markets. The Company also provides on-site installation services to automobile dealerships throughout the United States and Canada through its dealership services business. This channel represented approximately 14.0% of the Company’s consolidated revenue for the year ended December 31, 2023.
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
Automobile Original Equipment Manufacturers (“OEMs”)
XPEL sells products, including paint protection film, and provides services, including the installation of paint protection film and pre-delivery inspection to various OEMs. These services are provided in-plant at the OEMs’ facilities or in one of our facilities that is typically adjacent to the OEM’s facility. This channel represented approximately 4.1% of the Company’s consolidated revenue for the year ended December 31, 2023.
Online and Catalog Sales
XPEL offers certain products such as paint protection kits, car wash products, after-care products and installation tools via its website. Revenues from this channel are negligible, but we believe that by offering these products on our website, we increase brand awareness. The revenue from this channel represented less than 1.0% of the Company’s consolidated revenue for the year ended December 31, 2023.
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
The loss of our relationship with any of our suppliers or contract manufacturers could result in the delay of the manufacture and delivery of some of our automotive film products. For more information, see Risk Factor—A material disruption from our contract manufacturers or suppliers, or our inability to obtain a sufficient supply of product from alternate suppliers, could cause us to be unable to meet customer demands or increase our costs.
Government Regulation and Legislation
The manufacturing, packaging, storage, distribution, advertising and labeling of our products and our business operations all must comply with extensive federal, state and foreign laws and regulations and consumer protection laws. Governmental regulations also affect taxes and levies, capital markets, healthcare costs, energy usage, international trade, immigration and other labor issues, all of which may have a direct or indirect negative effect on our business and our customers’ and suppliers’ businesses. We are also required to comply with certain federal, state and local laws and regulations and industry self-regulatory codes concerning privacy and data security. These laws and regulations require us to provide customers with our policies on sharing information with third parties, and advance notice of any changes to these policies. Related laws may govern the manner in which we store or transfer sensitive information or impose obligations on us in the event of a security breach or inadvertent disclosure of such information.

International jurisdictions impose different, and sometimes more stringent, consumer and privacy protections.
Our products are subject to export controls, including the U.S. Department of Commerce’s Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Asset Controls, and similar laws that apply in other jurisdictions in which we distribute or sell our products. Export control and economic sanctions laws include prohibitions on the sale or supply of certain products and services to certain embargoed or sanctioned countries, regions, governments, persons and entities. In addition, various countries regulate the import of certain products, through import permitting and licensing requirements, as well as customs, duties and similar charges, and have enacted laws that could limit our ability to distribute our products. The exportation, re-exportation, and importation of our products, including by our distributors, must comply with these laws or else we may be adversely affected, through reputational harm, government investigations, penalties, and a denial or curtailment of our ability to export our products. Complying with export control and sanctions laws for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. If we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us. Changes in export, sanctions or import laws, may delay the introduction and sale of our product in international markets, or, in some cases, prevent the export or import of our products to certain countries, regions, governments, persons or entities altogether, which could adversely affect our business, financial condition and operating results.
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
In the ordinary course of business, we collect and utilize information supplied by our customers, which may include personal information and other data. We are also subject to and comply with increasingly complex privacy and data protection laws and regulations in the United States and other jurisdictions. This includes the EU’s General Data Protection Regulation (“GDPR”) and the California Privacy Rights Act ("CPRA"), which enforce rules relating to the protection of processing and movement of personal data. The interpretation and enforcement of such regulations are continuously evolving and there may be uncertainty with respect to how to comply with them. Noncompliance with GDPR, the CPRA and other data protection laws could result in damage to our reputation and payment of monetary penalties.
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
Recycling
The Company strives to be a good steward of the environment. The Company recycles plastic cores, film waste, corrugated boxes and other material related to our conversion operations. We utilize third-party software to monitor our progress on this objective.

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
Human Capital Resources
On December 31, 2023, the Company employed approximately 1,054 people (full-time equivalents), with approximately 710 employed in the United States and 344 employed internationally. We believe that the ability to recruit, retain, develop, protect and fairly compensate our global workforce greatly contributes to the Company’s success.
In addition to a professional work environment that promotes innovation and rewards performance, the Company’s total compensation for employees includes a variety of components that support sustainable employment and the ability to build a strong financial future, including competitive market-based pay and comprehensive benefits. In addition to earning a base salary, eligible employees are compensated for their contributions to the Company’s short and long-term goals with cash and equity incentives. Through its global pay philosophy, principles and consistent implementation, the Company is committed to providing fair and equitable pay for employees. Eligible full-time employees in the United States also have access to medical, dental and vision plans, savings plans and other resources. Programs and benefits differ internationally for a variety of reasons, such as local legal requirements, market practices and negotiations with work councils, trade unions and other employee representative bodies.
Available Information
XPEL was incorporated in Nevada in 2003. Our street address is 711 Broadway, Suite 320, San Antonio, Texas 78215 and our phone number is (210) 678-3700. The address of our website is www.xpel.com. The inclusion of the Company’s website address in this Annual Report does not include or incorporate by reference the information on or accessible through the Company’s website, and the information contained on or accessible through the website should not be considered as part of this Annual Report.
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
The Company distributes all of its products in China through one distributor, with sales to such distributor representing approximately 10.5% of our consolidated revenue for the year ended December 31, 2023. The China Distributor places orders with us on a prepaid basis at a price set by us, which we may change with 30 days’ notice. The China Distributor then generates orders, sells and distributes our products to its end customers in China.
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
Maintaining a strong position in the Chinese market is a key component of our global growth strategy. During the year ended December 31, 2023, approximately 10.5% of our consolidated revenue was generated in China, more than any other country outside of the U.S. and Canada in which we operate, and we expect to continue to expand our business in China. However, there are risks generally associated with doing business in China, including:
Significant political and economic uncertainties
Historically, the Chinese government has exerted substantial influence over the business activities of private companies. Under its current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice. Furthermore, the Chinese government continues to exercise significant control over the Chinese economy through regulation and state ownership. Changes in China’s laws, regulations or policies, including those affecting taxation, currency, imports, or the nationalization of private enterprises could have a material adverse effect on our business, results of operations and financial condition. Furthermore, government actions in the future could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties.
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
Additionally, any rights we may have to specific performance, or to seek an injunction under China law, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such event could have a material adverse effect on our business, financial condition and results of operations.
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
Trade policy
In 2018, the U.S. government took the stance that China was engaged in unfair trade practices, and instituted a series of tariffs and other trade barriers on China in response. Though the U.S. and China reached a phase one agreement in January 2020, tension persists between the two countries. The current administration instituted additional export controls in October 2022 and October 2023. Although the current U.S. administration has continued to enforce the phase one agreement, the future of U.S. and Chinese trade relations is uncertain. If the current agreement is abandoned, changed or violated by either party, we could be forced to increase the sales price of our products, reduce margins, or otherwise suffer from trade restrictions or changes in policy levied by the U.S. or Chinese governments, any of which may have a material adverse effect on our business.
The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could harm our business.
We currently depend on the continued services and performance of our executive officers, Ryan L. Pape, our President and Chief Executive Officer and Barry R. Wood, our Senior Vice President and Chief Financial Officer, none of whom has an employment agreement. Loss of key personnel, including members of management as well as key product development, marketing, and sales personnel, could disrupt our operations and have an adverse effect on our business. As we continue to grow, we cannot guarantee that we will continue to attract the personnel we need to maintain our competitive position. As we grow, the incentives to attract, retain, and motivate employees may not be as effective as in the past. If we do not succeed in attracting, hiring, and integrating effective personnel, or retaining and motivating existing personnel, our business could be adversely affected.
A material disruption from our contract manufacturers or suppliers, or our inability to obtain a sufficient supply of products from alternate suppliers, could cause us to be unable to meet customer demands or increase our costs.
If any of our sources of supply were to deteriorate or operations were to be disrupted as a result of disagreements with one or more of our contract manufacturers or suppliers, significant equipment failures, natural disasters, earthquakes, power outages, fires, explosions, terrorism, adverse weather conditions, labor disputes or other reasons, we may be unable to fill customer orders or otherwise meet customer demand for our products. Any such disruption or failure by us to obtain a sufficient supply of our products to satisfy customer demand could increase our costs and reduce our sales, either of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our contract manufacturers and suppliers could be subject to various supply chain disruptions. Such disruptions could cause us to not be able to meet demand due to a lack of inventory and/or cause a significant increase in costs of raw materials and shipping costs. Our ability to produce and timely deliver our products may be materially impacted in the future should supply chain disruptions develop or worsen. In addition, because of rising costs, we may be forced to increase the price of our products to our customers, or we may have to reduce our gross margins on the products that we sell.
Our ability to meet the demand of our customers on a timely basis is dependent upon the quality of film we receive from our contract manufacturers and suppliers. If we are unable to successfully manage the production of quality film produced by our contract manufacturers on a timely basis, our ability to meet the demand of our customers may be severely impacted.
Our asset-light business model exposes us to product quality and variable cost risks.
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
We derive the majority of our revenue from surface and paint protection films, with the majority of products applied on painted surfaces of vehicles. If automotive paint technology were to improve substantially, such that newer paint did not chip, scratch and was generally not as susceptible to damage, or vehicles were manufactured in a way that no longer required painted surfaces, our revenue could be adversely impacted.
If paint were replaced with other technologies such as film-based products at the point of manufacture, or if machined-based application of paint protection film was developed, the need for paint protection film or the labor services provided by our sales and distribution channels could be reduced.
We create patterns for our DAP platform through a combination of technology and skilled labor. If technology for pattern creation were improved or if paint protection film properties fundamentally changed, our proprietary patterns could become more widely available, and our business could be negatively impacted.

Similarly, our automotive and architectural window films could be impacted by changes or enhancements from automotive manufacturers or window manufacturers that would reduce the need for our products.
Infringement of our intellectual property could impact our ability to compete effectively.
Our intellectual property, particularly our patterns, is susceptible to being copied without our authorization. We maintain an aggressive approach to defending our intellectual property. If we are unable to adequately protect our intellectual property or if our patterns become widely available without our permission, our revenue could be impacted.
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
Sales outside of the U.S. for the year ended December 31, 2023 accounted for approximately 43% of our consolidated revenue. Accordingly, our business is subject to the political, regulatory, economic and other risks that are inherent in operating in numerous countries. These risks include:
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
While Russia’s invasion of Ukraine and the Israel-Hamas conflict have not had a material direct impact on our business, and our related direct exposure is limited, the nature and degree of the effects of these conflicts, as well as the other effects of the current business environment over time remain uncertain. Our success depends in part on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our international operations or on our business as a whole.
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
We sell our products under limited warranties. We have established a liability reserve under these warranties based on a review of historical warranty claims. Our liability reserve for warranties as of the year ended December 31, 2023 was $0.4 million. The warranty reserve may not be sufficient to cover the costs associated with future warranty claims. A significant increase in these costs could adversely affect the Company’s operating results for future periods in which these additional costs materialize. Warranty reserves may need to be adjusted from time to time in the future if actual warranty claim experience differs from estimates. Any of the foregoing matters could have a material adverse effect on the Company’s business, financial condition, operating cash flows and ability to make required debt payments.
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
We have significant operations in both the European Union and the United Kingdom. In the year ended December 31, 2023, our European Union and United Kingdom sales totaled $34.9 million and $13.4 million, respectively. Expressed as a percentage of total consolidated revenue for the year ended December 31, 2023, these figures represented 8.8% and 3.4%, respectively. If modifications to existing terms of the existing trade agreement between the United Kingdom and the European Union were to occur, the changes could negatively impact our competitive position, supplier and customer relationships and financial performance.
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
From time to time, we are subject to claims or inquiries regarding alleged unauthorized use of a third party’s intellectual property and cannot be certain that the conduct of our business does not and will not infringe the intellectual property rights of others. An adverse outcome in any intellectual property litigation could subject us to significant liabilities to third parties, require us to license technology or other intellectual property rights from others, require us to comply with injunctions to cease marketing or using certain products or brands, or require us to redesign, re-engineer, or re-brand certain products or packaging, any of which could affect our business, financial condition and operating results. Third-party intellectual property rights may also make it more difficult or expensive for us to meet market demand for particular product or design innovations. If we are required to seek licenses under patents or other intellectual property rights of others, we may not be able to acquire these licenses on acceptable terms, if at all. In addition, the cost of responding to an intellectual property infringement claim, in terms of legal fees and expenses and the diversion of management resources, whether or not the claim is valid, could have a material adverse effect on our business, results of operations and financial condition.
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
The failure or inadequacy of our IT systems, the compromise, disruption, degradation, manipulation, loss, theft, destruction, or unauthorized disclosure or use of confidential information, or the unauthorized access to, disruption of, or interference with our products and services that rely on IT systems, could impair our ability to secure and maintain intellectual property rights; result in a product manufacturing interruption or failure, or in the interruption or failure of products or services that rely on IT systems; damage our operations, customer relationships, or reputation; and cause us to lose trade secrets or other competitive advantages. Unauthorized disclosure of personally identifiable information could expose us to significant sanctions for violations of data privacy laws and regulations around the world and could damage public trust in our company. For example, the GDPR requires companies to meet new requirements regarding the handling of personal data, including its use, protection and transfer and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to meet the GDPR requirements could result in penalties of up to 40% of annual worldwide revenue. The GDPR also confers a private right of action on certain individuals and associations. In addition, the CPRA became effective in January 2020 and has similar requirements to the GDPR.
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
We may issue additional equity securities or engage in other transactions that could dilute our book value or affect the priority of our Common Stock, which may adversely affect the market price of our Common Stock.
Our articles of incorporation allow our Board to issue up to 100,000,000 shares of Common Stock. Our Board may determine from time to time that we need to raise additional capital by issuing Common Stock or other equity securities. Except as otherwise described in this Annual Report, we are not restricted from issuing additional securities, including securities that are convertible into or exchangeable for, or that represent the right to receive, shares of our Common Stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings, or the prices at which such offerings may be affected. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our Common Stock, or both. Holders of our Common Stock are not entitled to preemptive rights or other protections against dilution. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, the then-current holders of our Common Stock. Additionally, if we raise additional capital by making offerings of debt or shares of preferred stock, upon our liquidation, holders of our debt securities and shares of preferred stock, and lenders with respect to other borrowings, may receive distributions of our available assets before the holders of our Common Stock.
We may issue shares of preferred stock with greater rights than our Common Stock.
Subject to the rules of The Nasdaq Stock Market, our articles of incorporation authorize our Board to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from holders of our Common Stock. Any preferred stock that is issued may rank ahead of our Common Stock in terms of dividends, priority and liquidation premiums and may have greater voting rights than our Common Stock.
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
As of February 28, 2024, we had 27,631,097 shares of Common Stock outstanding of which 2,616,697 shares were held by affiliates. All of the shares of Common Stock held by affiliates are restricted or controlled securities under Rule 144 promulgated under the Securities Act of 1933 as amended (the “Securities Act”). Sales of shares of Common Stock under Rule 144 or another exemption under the Securities Act or pursuant to a registration statement could have a material adverse effect on the price of our Common Stock and could impair our ability to raise additional capital through the sale of equity securities. Furthermore, all Common Stock beneficially owned by persons who are not our affiliates and have beneficially owned such shares for at least one year may be sold at any time by these existing stockholders in accordance with Rule 144 of the Securities Act. However, there can be no assurance that any of these existing stockholders will sell any or all of their Common Stock and there may be a lack of supply of, or demand for, our Common Stock on The Nasdaq Stock Market. In the case of a lack of supply of our Common Stock offered in the market, the trading price of our Common Stock may rise to an unsustainable level, particularly in instances where institutional investors may be discouraged from purchasing our Common Stock because they are unable to purchase a block of our Common Stock in the open market due to a potential unwillingness of our existing stockholders to sell the amount of Common Stock at the price offered by such investors and the greater influence individual investors have in setting the trading price. In the case of a lack of market demand for our Common Stock, the trading price of our Common Stock could decline significantly and rapidly after our listing.
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
Anti-takeover provisions could make a third-party acquisition of us difficult.
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
Our directors and executive officers, together with their affiliates and related persons, beneficially owned, in the aggregate, approximately 9.5% of our outstanding Common Stock as of February 28, 2024. These stockholders have the ability to substantially control our operations and direct our policies including the outcome of matters submitted to our stockholders for approval, such as the election of directors and any acquisition or merger, consolidation or sale of all or substantially all of our assets.
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
A public health crisis could impact our business
A public health crisis, including a pandemic, similar in nature to the coronavirus disease, could impact all geographic regions where we sell or produce products, creating business disruptions that could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Economic, political and market conditions can adversely affect our business, financial condition and results of operations.
Macroeconomic developments, such as the impact of the Russo-Ukrainian war, Israeli-Hamas conflict, elevated inflation, higher interest rates, restrictive trade policies or the occurrence of events that lead to uncertainty or instability in economic, political or market conditions, could have a material adverse effect on our business, financial condition and results of operations. Political issues and conflicts could have a material adverse effect on our results of operations and financial condition if they affect geographies in which we do business or obtain our materials or components. Wars or conflicts could have a significant adverse impact on regional or global macroeconomic conditions, give rise to regional instability or result in heightened economic tariffs, sanctions and import-export restrictions that may cause material business interruptions or restrict our ability to conduct business with certain suppliers.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
The Company maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. This program is integrated within the Company’s enterprise risk management system and addresses all aspects of the corporate information technology environment.

The underlying controls of the cyber risk management program are based on recognized best practices and standards for cybersecurity and information technology, including those set forth in the International Organization Standardization (“ISO”) 27001 standard. The Company has an annual assessment, performed by a third party, of the Company’s cyber risk management program against this standard.
The Company employs a third-party organization to conduct 24/7 monitoring of its global cybersecurity environment and to coordinate the investigation and remediation of alerts. A program for staging incident response drills is in place to prepare support teams in the event of a significant incident.
External partners are a key part of the Company’s cybersecurity infrastructure. XPEL partners with leading cybersecurity companies and organizations, leveraging third-party technology and expertise to control and monitor our processes.
The Director of Enterprise Systems leads the Company’s cybersecurity program. The Director of Enterprise Systems assesses and manages XPEL’s cyber risk management program, informs senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervises such efforts. The Director of Enterprise manages the third service party service provider engaged to monitor the Company’s cybersecurity environment and is regularly updated by the third party service providers on the cybersecurity activities. The Directory of Enterprise Systems has 21 years of experience in information technology and is supported by a team with additional relevant experience and related certifications.
The Audit Committee of the Board oversees XPEL’s cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. The Director of Enterprise Systems briefs the Audit Committee on the effectiveness of the Company’s cyber risk management program, typically on a quarterly basis.
XPEL faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. The Company has experienced, and will continue to experience, cyber incidents in the normal course of its business. However, prior cybersecurity incidents have not had a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.
Item 2. Properties
Our principal office is located in leased premises in San Antonio, Texas. Our operations are conducted in facilities throughout North America, Europe, Asia and Australia. These facilities house production, distribution and operations, installation services, sales and marketing, and administrative functions. A summary of our principal facilities as of December 31, 2023 is set forth in the chart below.

Country or Region	Installation and Sales Locations	Warehouse Locations	Administrative, Training, and Other Locations	Leased Square Footage
United States	10	3	1	291,900
Continental Europe	3	1	2	88,451
Canada	10	3	1	73,506
Mexico	1	1	—	13,659
United Kingdom	1	1	—	14,835
Asia Pacific	2	1	—	20,484
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
Holders
As of February 28, 2024, there were 11 stockholders of record. This number of stockholders does not include shares held in “street name.”
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
The following data and graph show a comparison of the cumulative total stockholder return for XPEL’s common stock, the Russell 2000 Index and the S&P 500 Index from December 31, 2019 through December 31, 2023. The data assumes a hypothetical investment of $100 on July 19, 2019 in our common stock and each of the indices, and reinvestment of any dividends. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

We have chosen to use the Russell 2000 Index rather than an industry or line-business index because we do not believe our company is comparable to companies in a particular industry or line-of-business such as after-market automotive or consumer discretionary product companies and we have not used a peer group of companies because our major competitors are either much larger than we are and their competitive products constitute small lines of business for these companies or other competitors are private companies.
Purchases of Equity Securities
In the year ended December 31, 2023 we did not repurchase any shares of our Common Stock.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
Set forth below is summary financial information for the years ended December 31, 2023, 2022, and 2021. This information is not necessarily indicative of results of future operations, and should be read in conjunction with Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report to fully understand factors that may affect the comparability of the information presented below (dollars in thousands).

	Year Ended December 31,						% Change
	2023	% of Total Revenue	2022	% of Total Revenue	2021	% of Total Revenue	2023 vs. 2022	2022 vs. 2021
Total Revenue	$396,293	100.0%	$323,993	100.0%	$259,263	100.0%	22.3%	25.0%
Total Cost of Sales	233,879	59.0%	196,481	60.6%	166,586	64.3%	19.0%	17.9%
Gross Margin	162,414	41.0%	127,512	39.4%	92,677	35.7%	27.4%	37.6%
Total Operating Expenses	95,442	24.1%	73,575	22.7%	52,561	20.3%	29.7%	40.0%
Operating Income	66,972	16.9%	53,937	16.6%	40,116	15.5%	24.2%	34.5%
Other Expenses	941	0.2%	1,972	0.6%	676	0.3%	(52.3)%	191.7%
Income Tax	13,231	3.3%	10,584	3.3%	7,873	3.0%	25.0%	34.4%
Net Income	$52,800	13.3%	$41,381	12.8%	$31,567	12.2%	27.6%	31.1%
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
The following table is a reconciliation of Net Income to EBITDA for the years ended December 31, 2023, 2022, and 2021 (dollars in thousands):

	2023	% of Total Revenue	2022	% of Total Revenue	2021	% of Total Revenue
Net Income	$52,800	13.3%	$41,381	12.8%	$31,567	12.2%
Interest	1,248	0.3%	1,410	0.4%	303	0.1%
Taxes	13,231	3.3%	10,584	3.3%	7,873	3.0%
Depreciation	4,534	1.1%	3,433	1.1%	1,887	0.7%
Amortization	5,059	1.3%	4,401	1.4%	2,501	1.0%
EBITDA	$76,872	19.4%	$61,209	18.9%	$44,131	17.0%

Use of Non-GAAP Financial Measures
EBITDA should be considered in addition to, not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. It is not a measurement of our financial performance under GAAP and should not be considered as alternatives to revenue or net income, as applicable, or any other performance measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other businesses. EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our operating results as reported under GAAP.
EBITDA does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of ongoing operations; and other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.

Results of Operations
This section of this Annual Report on Form 10-K generally discusses the years ended December 31, 2023 and 2022 and year-over-year comparisons between those years. Discussions of the periods prior to the year ended December 31, 2022 that are not included in this Annual Report on Form 10-K are found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 and the discussion therein for the year ended December 31, 2022 compared to the year ended December 31, 2021 is incorporated by reference into this Annual Report.
The following tables summarize revenue results for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,			% Change		% of Total Revenue
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021	2023	2022	2021
Product Revenue
Paint protection film	$229,880	$192,374	$169,880	19.5%	13.2%	58.0%	59.4%	65.5%
Window film	67,951	54,370	38,363	25.0%	41.7%	17.1%	16.8%	14.8%
Other	13,575	11,430	9,040	18.8%	26.4%	3.5%	3.5%	3.5%
Total	$311,406	$258,174	$217,283	20.6%	18.8%	78.6%	79.7%	83.8%

Service Revenue
Software	$6,518	$5,213	$4,373	25.0%	19.2%	1.6%	1.6%	1.7%
Cutbank credits	17,626	16,317	12,372	8.0%	31.9%	4.4%	5.0%	4.8%
Installation labor	58,477	42,828	24,253	36.5%	76.6%	14.8%	13.2%	9.4%
Training and other	2,266	1,461	982	55.1%	48.8%	0.6%	0.5%	0.3%
Total	$84,887	$65,819	$41,980	29.0%	56.8%	21.4%	20.3%	16.2%

Total	$396,293	$323,993	$259,263	22.3%	25.0%	100.0%	100.0%	100.0%

Because many of our international customers require us to ship their orders to freight forwarders located in the United States, we cannot be certain about the ultimate destination of the product. The following table represents our estimate of sales by geographic regions based on our understanding of ultimate product destination based on customer interactions, customer locations and other factors for the years ended December 31, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,		%	% of Total Revenue
	2023	2022	Increase	2023	2022
United States	$224,839	$189,890	18.4%	56.7%	58.6%
Canada	43,506	38,997	11.6%	11.0%	12.0%
China	41,576	33,993	22.3%	10.5%	10.5%
Continental Europe	34,883	24,713	41.2%	8.8%	7.6%
Middle East/Africa	16,472	10,499	56.9%	4.2%	3.2%
United Kingdom	13,438	10,298	30.5%	3.4%	3.2%
Asia Pacific	11,943	9,026	32.3%	3.0%	2.8%
Latin America	8,737	5,411	61.5%	2.2%	1.7%
Other	899	1,166	(22.9)%	0.2%	0.4%
Total	$396,293	$323,993	22.3%	100.0%	100.0%
Revenue
Product Revenue. Product revenue increased 20.6% during the year ended December 31, 2023 as compared to 2022 and represented 78.6% of our consolidated 2023 revenue. Within this category, revenue from our paint protection film product line increased 19.5% as compared to the prior year and represented 58.0% of total consolidated revenue for the year ended December 31, 2023. This growth was due mainly to increases in demand for our film products across multiple regions. This increase was driven by both new customer additions and revenue growth in existing customers.
Revenue from our window film product line grew 25.0% in the year ended December 31, 2023 and represented 17.1% of our consolidated annual 2023 revenue. This product line includes both automotive and architectural window film. Automotive window film grew 20.2% to $58.5 million for the year ended December 31, 2023. This increase was due to continued channel focus, increased product adoption in multiple regions and increased demand. Architectural window film revenue increased 65.9% to $9.5 million. This increase was due mainly to increased product awareness and adoption in most of our regions.
Other product revenue for the year ended December 31, 2023 grew 18.8% to $13.6 million and represented 3.5% of total consolidated revenue. This increase was driven by an increase in demand for our non-film related products such as ceramic coating, plotters, chemicals and other film installation tools and accessories. Our FUSION ceramic coating product revenue grew 51.7% to $6.2 million. This increase was driven primarily by increased channel focus and increased demand for our ceramic coating products.
Geographically, we experienced growth in many regions during the year. The U.S. and Canadian markets are our most mature markets. Our continued strong growth in these markets was being driven primarily by increased paint protection film attachment rates. Outside of these more mature markets, our continued strong growth was driven by increased product awareness and adoption.
Service revenue. Service revenue consists of revenue from fees for DAP software access, cutbank credit revenue, which represents the value of pattern access provided with eligible product revenue, revenue from the labor portion of installation sales in our Company-owned installation centers, revenue from our dealership services business, and revenue from training services provided to our customers. During 2023, service revenue grew 29.0% over service revenue for the year ended December 31, 2022.
Within the service revenue category, software revenue increased 25.0% from the year ended December 31, 2022. This increase was due primarily to increases in customers subscribing to our software. Cutbank credit revenue grew 8.0% from the year ended December 31, 2022. This increase was due primarily to the aforementioned increases in demand for our products and services. Installation labor revenue increased 36.5% from the year ended December 31, 2022, due mainly to strong demand across our dealership service and OEM businesses and at our Company-owned installation facilities. Training revenue increased 55.1% from the year ended December 31, 2022 as we continue to grow our global training presence.
Total installation revenue (labor and product combined) at our Company-owned installation centers for the year ended December 31, 2023 increased 36.5% over the year ended December 31, 2022. Adjusted product revenue, which combines the cutbank credit revenue service component with product revenue, increased by 19.9% from the year ended December 31, 2022 due mainly to the same factors described previously.
Cost of Sales
Cost of sales consists of product costs and the costs to provide our services. Product costs consist of material costs, certain personnel costs, shipping costs, warranty costs and other costs related to providing products to our customers. Cost of service includes the labor costs associated with installation of product in our Company-owned facilities and across our dealer-service network, costs of labor associated with pattern design for our film-cutting software and the costs incurred to provide training for our customers. Product costs in the year ended December 31, 2023 increased 16.5% over the year ended December 31, 2022 commensurate with the growth in product revenue. Cost of service revenue grew 35.0% during the year ended December 31, 2023. The increase was due primarily to increased labor costs associated with our expanding installation business.
Gross Margin
The following table summarizes gross margin for product and services for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,			% Change		% of Category Revenue
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021	2023	2022	2021
Product	$113,398	$88,269	$65,997	28.5%	33.7%	36.4%	34.2%	30.4%
Service	49,016	39,243	26,680	24.9%	47.1%	57.7%	59.6%	63.6%
Total	$162,414	$127,512	$92,677	27.4%	37.6%	41.0%	39.4%	35.7%
Product gross margin for the year ended December 31, 2023 increased approximately $25.1 million, or 28.5%, over the year ended December 31, 2022 and represented 36.4% and 34.2% of total product revenue for the years ended December 31, 2023 and 2022, respectively. The increase in product gross margin percentages was primarily due to decreases in product costs, favorable changes in product mix and improved operating leverage.
Service gross margin increased approximately $9.8 million for the year ended December 31, 2023, and represented 57.7% and 59.6% of total service revenue for the years ended December 31, 2023 and 2022, respectively. The decrease in service gross margin percentage was primarily due to a higher percentage of lower margin installation labor revenue relative to other higher margin service revenue components.
Operating Expenses
Sales and marketing expenses for the year ended December 31, 2023 increased 25.3% compared to 2022. These expenses represented 8.0% and 7.8% of consolidated revenue for the years ended December 31, 2023 and 2022, respectively. This increase was due mainly to increased personnel, and additional marketing projects intended to increase awareness of our brand globally.
General and administrative expenses grew approximately $15.4 million, or 32.0%, during the year ended December 31, 2023. These costs represented 16.1% and 14.9% of total consolidated revenue for the years ended December 31, 2023 and 2022, respectively. The increase was due mainly to increases in personnel, occupancy costs, information technology costs, research and development costs and professional fees to support the ongoing growth of the business.

Income Tax Expense
Our provision for income taxes was $13.2 million in the year ended December 31, 2023 as compared to $10.6 million in the year ended December 31, 2022. Our effective income tax rates for the years ended December 31, 2023 and 2022 were 20.0% and 20.4%, respectively. See Note 14 of the Notes to our Consolidated Financial Statements for further information.
Net Income
Net income for the year ended December 31, 2023 increased by 27.6% to $52.8 million compared to the prior year due primarily to continued strong revenue growth and improved margins.

Liquidity and Capital Resources
The primary sources of liquidity for our business are available cash and cash equivalents, cash flows provided by operations, and borrowings under our credit facilities. As of December 31, 2023, we had cash and cash equivalents of $11.6 million, for the year ended December 31, 2023, cash flows provided by operations were $37.4 million, and as of December 31, 2023 we had approximately $109.4 million in funds available under our credit facilities. We expect to continue to have sufficient access to cash to support working capital needs, capital expenditures (including acquisitions), and to pay interest and service debt. We believe we have the ability and sufficient resources to meet these cash requirements by using available cash, internally generated funds and borrowing under committed credit facilities. We are focused on continuing to generate positive operating cash to fund our operational and capital investment initiatives. We believe we have sufficient liquidity to operate for at least the next 12 months from the date of filing this Annual Report.
Operating activities. Cash flows provided by operations totaled approximately $37.4 million for the year ended December 31, 2023, compared to $12.1 million for the year ended December 31, 2022. The increase in operating cash flows for the year ended December 31, 2023 was driven primarily by an increase in operating earnings and a reduction in inventory purchases.
Investing activities. Cash flows used in investing activities totaled approximately $26.4 million during the year ended December 31, 2023 compared to cash use of $14.2 million for the year ended December 31, 2022. This increase in cash used was due mainly to additional cash outlay for acquisitions in 2023.
Financing activities. Cash flows used in financing activities during the year ended December 31, 2023 totaled approximately $7.3 million compared to cash provided by financing activities of $0.6 million in the prior year. This use of cash was due primarily to net repayments on our credit facilities.
Debt obligations, including balances outstanding on committed credit facilities and contingent liabilities, as of December 31, 2023 and December 31, 2022 totaled approximately $19.9 million and $27.0 million, respectively.
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
Credit Facilities
The Company has a revolving credit facility providing for secured revolving loans and letters of credit in an aggregate amount of up to $125.0 million, which is subject to the terms of a credit agreement dated April 6, 2023 (the "Credit Agreement"). As of December 31, 2023, the Company had an outstanding balance of $19.0 million under this agreement. As of December 31, 2022, the Company had an outstanding balance of $26.0 million under a prior credit agreement which was subsequently repaid and terminated.
Borrowings under the Credit Agreement bear interest, at XPEL’s option, at a rate equal to either (a) Base Rate or (b) Adjusted Term SOFR. In addition to the applicable interest rate, the Credit Agreement includes a commitment fee ranging from 0.20% to 0.25% per annum for the unused portion of the aggregate commitment and an applicable margin ranging from 0.00% to 0.50% for Base Rate Loans and 1.00% to 1.50% for Adjusted Term SOFR Loans. At December 31, 2023, these rates were 6.5% and 6.4%, respectively. Both the margin applicable to the interest rate and the commitment fee are dependent on XPEL’s Consolidated Total Leverage Ratio. The Credit Agreement's maturity date is April 6, 2026. All capitalized terms in this description of the credit facility that are not otherwise defined in this report have the meaning assigned to them in the Credit Agreement.
Obligations under the Credit Agreement are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in all of XPEL’s material property and assets.
The terms of the Credit Agreement include certain affirmative and negative covenants that require, among other things, XPEL to maintain legal existence and remain in good standing, comply with applicable laws, maintain accounting records, deliver financial statements and certifications on a timely basis, pay taxes as required by law, and maintain insurance coverage, as well as to forgo certain specified future activities that might otherwise encumber XPEL and certain customary covenants. The Credit Agreement provides for 2 financial covenants, as follows.
As of the last day of each fiscal quarter:
1.XPEL shall not allow its Consolidated Total Leverage Ratio to exceed 3.50 to 1.00, and
2.XPEL shall not allow its Consolidated Interest Coverage Ratio to be less than 3.00 to 1.00.

XPEL Canada Corp., a wholly-owned subsidiary of XPEL, Inc., also has a CAD $4.5 million revolving credit facility through HSBC Bank Canada. This facility is utilized to fund our working capital needs in Canada. This facility bears interest at HSBC Canada Bank’s prime rate plus 0.25% per annum and is guaranteed by the parent company. As of December 31, 2023 and December 31, 2022, no balance was outstanding on this facility.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of XPEL, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022 and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
/s/ Deloitte & Touche LLP
Austin, Texas
February 28, 2024
We have served as the Company's auditor since 2021.

XPEL, Inc.
Consolidated Balance Sheets
(In thousands except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Current
Cash and cash equivalents	$11,609	$8,056
Accounts receivable, net	24,111	14,726
Inventory, net	106,509	80,575
Prepaid expenses and other current assets	3,529	3,464
Income tax receivable	696	—
Total current assets	146,454	106,821
Property and equipment, net	16,980	14,203
Right-of-use lease assets	15,459	15,309
Intangible assets, net	34,905	29,294
Other non-current assets	782	972
Goodwill	37,461	26,763
Total assets	$252,041	$193,362
Liabilities
Current
Current portion of notes payable	$62	$77
Current portion of lease liabilities	3,966	3,885
Accounts payable and accrued liabilities	32,444	22,970
Income tax payable	—	470
Total current liabilities	36,472	27,402
Deferred tax liability, net	2,658	2,049
Other long-term liabilities	890	1,070
Borrowings on line of credit	19,000	26,000
Non-current portion of lease liabilities	12,715	12,119
Non-current portion of notes payable	317	—
Total liabilities	72,052	68,640
Commitments and Contingencies (Note 15)
Stockholders’ equity
Preferred stock, $0.001 par value; authorized 10,000,000; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,630,025 and 27,616,064 issued and outstanding, respectively	28	28
Additional paid-in-capital	12,546	11,073
Accumulated other comprehensive loss	(1,209)	(2,203)
Retained earnings	168,624	115,824
Total stockholders’ equity	179,989	124,722
Total liabilities and stockholders’ equity	$252,041	$193,362
See notes to consolidated financial statements.

XPEL, Inc.
Consolidated Statements of Income
(In thousands except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue
Product revenue	$311,406	$258,174	$217,283
Service revenue	84,887	65,819	41,980
Total revenue	396,293	323,993	259,263

Cost of Sales
Cost of product sales	198,008	169,905	151,286
Cost of service	35,871	26,576	15,300
Total cost of sales	233,879	196,481	166,586
Gross Margin	162,414	127,512	92,677

Operating Expenses
Sales and marketing	31,788	25,367	18,273
General and administrative	63,654	48,208	34,288
Total operating expenses	95,442	73,575	52,561

Operating Income	66,972	53,937	40,116

Interest expense	1,248	1,410	303
Foreign currency exchange (gain)/loss	(307)	562	373

Income before income taxes	66,031	51,965	39,440
Income tax expense	13,231	10,584	7,873
Net income	$52,800	$41,381	$31,567

Earnings per share
Basic	$1.91	$1.50	$1.14
Diluted	$1.91	$1.50	$1.14
Weighted Average Number of Common Shares
Basic	27,622	27,614	27,613
Diluted	27,634	27,616	27,613

See notes to consolidated financial statements.

XPEL, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Other comprehensive income
Net income	$52,800	$41,381	$31,567
Foreign currency translation	994	(1,613)	(657)
Total comprehensive income	$53,794	$39,768	$30,910

See notes to consolidated financial statements.

XPEL, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss (Income)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	27,613	$28	$10,412	$42,876	$67	$53,383
Net income	—	—	—	31,567	—	31,567
Foreign currency translation	—	—	—	—	(657)	(657)
Purchase of minority interest	—	—	169	—	—	169
Balance as of December 31, 2021	27,613	$28	$10,581	$74,443	$(590)	$84,462
Net income	—	—	—	41,381	—	41,381
Foreign currency translation	—	—	—	—	(1,613)	(1,613)
Stock-based compensation	3	—	492	—	—	492
Balance as of December 31, 2022	27,616	$28	$11,073	$115,824	$(2,203)	$124,722
Net income	—	—	—	52,800	—	52,800
Foreign currency translation	—	—	—	—	994	994
Stock-based compensation	14	—	1,473	—	—	1,473
Balance as of December 31, 2023	27,630	$28	$12,546	$168,624	$(1,209)	$179,989

See notes to consolidated financial statements.
                                        45

XPEL, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income	$52,800	$41,381	$31,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	4,534	3,433	1,887
Amortization of intangible assets	5,059	4,401	2,501
Gain on sale of property and equipment	(13)	(8)	(36)
Stock compensation	1,640	522	169
Bad debt expense	243	467	302
Deferred income tax	(921)	(471)	1,011
Accretion on notes payable	—	7	25

Changes in assets and liabilities:
Accounts receivable, net	(7,000)	(2,631)	(432)
Inventory, net	(24,843)	(28,565)	(26,939)
Prepaid expenses and other assets	604	259	(3,043)
Income tax receivable or payable	(1,197)	1,160	(766)
Accounts payable and accrued liabilities	6,478	(7,898)	12,022
Net cash provided by operating activities	37,384	12,057	18,268
Cash flows used in investing activities
Purchase of property, plant and equipment	(6,356)	(7,936)	(6,725)
Proceeds from sale of property and equipment	29	73	66
Acquisitions, net of cash acquired, payment holdbacks, and notes payable	(18,735)	(4,673)	(49,185)
Development or purchase of intangible assets	(1,291)	(1,620)	(964)
Net cash used in investing activities	(26,353)	(14,156)	(56,808)
Cash flows from financing activities
Net (payments) borrowings on revolving credit agreements	(7,000)	1,000	25,000
Payments on term-loan	—	—	(5,064)
Restricted stock withholding taxes paid in lieu of issued shares	(167)	(30)	—
Repayments of notes payable	(92)	(368)	(695)
Net cash (used in) provided by financing activities	(7,259)	602	19,241
Net change in cash and cash equivalents	3,772	(1,497)	(19,299)
Foreign exchange impact on cash and cash equivalents	(219)	(91)	(84)
Increase (Decrease) in cash and cash equivalents during the period	3,553	(1,588)	(19,383)
Cash and cash equivalents at beginning of year	8,056	9,644	29,027
Cash and cash equivalents at end of year	$11,609	$8,056	$9,644

Supplemental schedule of non-cash activities
Contingent consideration	$—	$—	$2,576
Non-cash lease financing	$4,231	$6,094	$9,430
Issuance of common stock for vested restricted stock units	$1,038	$222	$—

Supplemental cash flow information
Cash paid for income taxes	$15,293	$9,897	$7,762
Cash paid for interest	$1,240	$1,306	$210
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
Accounts Receivable - Accounts receivable are shown net of an allowance for expected credit losses and doubtful accounts of $0.2 million and $0.2 million as of December 31, 2023 and 2022, respectively. The Company evaluates the adequacy of its allowances by analyzing the aging of receivables, customer financial condition, historical collection experience, the value of any collateral and other economic and industry factors. Actual collections may differ from historical experience, and if economic, business or customer conditions deteriorate significantly, adjustments to these reserves may be required. When the Company becomes aware of factors that indicate a change in a specific customer’s ability to meet its financial obligations, the Company records a specific reserve for credit losses. At December 31, 2023 and 2022, there were no significant accounts receivable concentrations.
Inventory - Inventories of all operating subsidiaries are comprised of raw materials, film, film installation support products, and supplies which are valued at lower of cost or net realizable value, with cost determined on a weighted average cost basis. Inventory costs include those costs directly

XPEL, Inc.
Notes to Consolidated Financial Statements

attributable to products, including materials, labor, shipping, and overhead. The Company provides reserves for discontinued, slow-moving and excess inventory based upon historical demand calculations, forecasted usage, estimated customer requirements and product line updates. As of December 31, 2023 and 2022, inventory reserves were $0.8 million and $0.7 million, respectively.
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

Furniture and fixtures	5 years
Computer equipment	3-4 years
Vehicles	5 years
Equipment	5-10 years
Leasehold improvements	shorter of lease term or estimated useful life
Plotters	4 years
The following table presents geographic property, plant and equipment, net of accumulated depreciation, by region as of December 31 (in thousands):

	2023	2022
United States	$13,942	$12,511
Canada	1,332	469
Europe	1,359	1,093
Other	347	130
Consolidated	$16,980	$14,203
Goodwill - Goodwill represents the excess purchase price over the fair value of tangible net assets acquired in acquisitions after amounts have been allocated to intangible assets. Goodwill is tested for impairment at the reporting unit level on an annual basis (at December 31) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company recognized no goodwill impairment in the years ended December 31, 2023 or December 31, 2022, and there is no significant accumulated impairment of goodwill from prior years. Refer to Note 6, Goodwill for more information related to goodwill.
The following table presents geographic goodwill by region as of December 31 (in thousands):

	2023	2022
United States	$20,371	$17,699
Canada	10,397	5,108
Europe	5,660	2,923
Other	1,033	1,033
Consolidated	$37,461	$26,763
Intangible Assets - Intangible assets consist primarily of software, customer relationships, trademarks and non-compete agreements. These assets are amortized on a straight-line basis over the period of time in which their expected benefits will be realized.

XPEL, Inc.
Notes to Consolidated Financial Statements

The following table presents geographic intangible assets, net by region as of December 31 (in thousands):

	2023	2022
United States	$24,178	$23,749
Canada	5,738	3,127
Europe	4,353	1,685
Other	636	733
Consolidated	$34,905	$29,294
The following table presents the anticipated useful lives of intangible assets:

Trademarks	10 years
Software	5 years
Trade name	10-15 years
Contractual and customer relationships	9-10 years
Non-compete	3-5 years
Other	2-10 years
Impairment of Long-Lived Assets - The Company reviews and evaluates long-lived assets for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted expected future cash flows are not sufficient to recover an asset’s carrying amount, the fair value is compared to the carrying value to determine the impairment loss to be recorded. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, less the cost to sell. Fair values are determined by independent appraisals or expected sales prices based upon market participant data developed by third-party professionals or by internal licensed real estate professionals. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of operations. These estimates project cash flows several years into the future and are affected by changes in the economy, real estate market conditions and inflation.
No impairment was recorded during the years ended December 31, 2023 or 2022.
Other Long-Term Liabilities - The balance presented as other long-term liabilities on the Company’s consolidated balance sheet at December 31, 2023 primarily relates to contingent liabilities from acquisitions completed in prior years. These liabilities are revalued at each reporting period. Refer to Note 13 for additional discussion of the valuation of these liabilities.
Revenue Recognition - Our revenue is comprised primarily of product and services sales where we act as principal to the transaction. All revenue is recognized when the Company satisfies its performance obligation(s) by transferring control/final benefit from the promised product or service to our customer. Due to the nature of our sales contracts, the majority of our revenue is recognized at a point in time. A performance obligation is a contractual promise to transfer a distinct product or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation. Revenue is recorded net of returns and allowances. Sales, value add, and other taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from revenues) basis. Shipping and handling costs are accounted for as a fulfillment obligation, on a net basis, and are included in cost of sales. See Note 2, Revenue, for additional accounting policies related to revenue recognition.
Research and Development - Research costs are charged to operations when incurred. Software development costs, including costs associated with developing software patterns, are expensed as

XPEL, Inc.
Notes to Consolidated Financial Statements

incurred unless the Company incurred these expenses in the development of a new product or long-lived asset. Research and development costs were $2.9 million, $0.4 million, and $0.4 million in the years ended December 31, 2023, 2022 and 2021, respectively.
Advertising costs - Advertising costs are charged to operations when incurred. Advertising costs were $1.7 million, $1.2 million and $1.1 million in the years ended December 31, 2023, 2022 and 2021, respectively.
Provisions and Warranties - We provide warranties on our products. Liability under the warranty policy is based on a review of historical warranty claims. Adjustments are made to the accruals as claims data experience warrant. The following table presents a summary of our warranty liabilities as of December 31, 2023 and 2022 (in thousands):

	2023	2022
Warranty balance at beginning of period	$234	$75
Warranties assumed in period	768	624
Payments	(580)	(465)
Warranty balance at end of period	$422	$234
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
Accumulated Other Comprehensive Income (Loss) (“AOCI”) - The Company reports comprehensive income (loss) that includes net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to expenses, gains and losses that are not included in net earnings. These amounts are also presented in the Consolidated Statements of Comprehensive Income. As of December 31, 2023 and 2022, respectively, AOCI relates to foreign currency translation adjustments.
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
Acquisitions of Businesses - Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date, irrespective of the extent of any non-controlling interest. The excess of the fair value of the consideration transferred, including the recognized amount of any non-controlling interest in the acquiree, over the fair value of the Company’s share of the identifiable net assets acquired, is recorded as goodwill. Acquisition-

XPEL, Inc.
Notes to Consolidated Financial Statements

related expenses are recognized separately from the business combination and are recognized as general and administrative expense as incurred. The Company evaluates the materiality of required disclosures related to our business combinations using quantitative and qualitative measures.
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
Recent Accounting Pronouncements Issued and Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures” which makes makes certain updates to segment reporting, and, in December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures”, which makes certain updates to income tax disclosures. These standards become effective for our fiscal years beginning January 1, 2023 and January 1, 2024, respectively. We do not anticipate these standards to have a material impact on our financial statements.
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
Under its contracts with customers, the Company stands ready to deliver products upon receipt of a purchase order. Accordingly, the Company has no performance obligations under its contracts until its customers submit a purchase order. The Company does not enter into commitments to provide goods or services that have terms greater than one year. In limited cases, the Company does require payment in advance of shipping product. Typically, product is shipped within a few days after prepayment is received. These prepayments are recorded as contract liabilities on the consolidated balance sheet and are included in accounts payable and accrued liabilities. See Note 10 of the Notes to our Consolidated Financial Statements for further information. As the performance obligation is part of a contract that has an original expected duration of less than one year, the Company has applied the practical expedient to omit disclosures regarding remaining performance obligations.

XPEL, Inc.
Notes to Consolidated Financial Statements

The following table summarizes transactions included within contract liabilities for the years ended December 31, 2023, 2022 and 2021, respectively (in thousands):

Balance, December 31, 2021	$818
Revenue recognized related to payments included in the December 31, 2021 balance	(768)
Balance, Payments received for which performance obligations have not been satisfied	206
Effect of Foreign Currency Translation	5
Balance, December 31, 2022	$261
Revenue recognized related to payments included in the December 31, 2022 balance	(206)
Payments received for which performance obligations have not been satisfied	691
Effect of Foreign Currency Translation	15
Balance, December 31, 2023	$761
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
The table below sets forth the disaggregation of revenue by product category for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	2023	2022	2021
Product Revenue
Paint protection film	$229,880	$192,374	$169,880
Window film	67,951	54,370	38,363
Other	13,575	11,430	9,040
Total	$311,406	$258,174	$217,283

Service Revenue
Software	$6,518	$5,213	$4,373
Cutbank credits	17,626	16,317	12,372
Installation labor	58,477	42,828	24,253
Training and other	2,266	1,461	982
Total	$84,887	$65,819	$41,980

Total	$396,293	$323,993	$259,263
Our largest customer accounted for 10.5%, 10.5% and 17.9% of our net sales during the years ended December 31, 2023, 2022 and 2021, respectively.

XPEL, Inc.
Notes to Consolidated Financial Statements

3.    ACQUISITIONS OF BUSINESSES
The Company completed the following acquisitions during the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):
During 2023, we acquired certain companies for an aggregate purchase price of $20.8 million.
During 2022, we acquired a company for an aggregate purchase price of $2.2 million.
During 2021, we acquired certain companies for an aggregate purchase price of $57.6 million.
The purchase agreements for transactions completed during the year ended December 31, 2023 provide for customary purchase price adjustments related to acquired working capital. These purchase price adjustments have not yet been completed. Additionally, our valuation models related to identified intangible assets included in these acquisitions are also not yet finalized. As a result, the purchase price accounting presented below is preliminary in nature. We anticipate finalizing the accounting for these acquisitions within the first half of 2024. The total preliminary purchase price for acquisitions completed during the year ended December 31, 2023, and finalized purchase price for those completed during the years ended 2022 and 2021 are as follows (in thousands):

	December 31,
	2023 Acquisitions	2022 Acquisitions	2021 Acquisitions
Purchase Price
Cash[1]	$20,387	$1,876	$54,991
Contingent consideration	—	—	2,576
Note payable	387	—	—
Cancellation of receivable balance	—	302	—
	$20,774	$2,178	$57,567

Allocation
Cash	$1,062	$—	$3,789
Other working capital	868	595	4,236
Other long-term assets	8	—	7
Property and equipment	878	—	440
Other long-term liabilities	(108)	—	—
Trade name	406	—	2,121
Acquired patterns	—	—	488
Customer relationships	8,720	612	26,329
Goodwill	10,422	971	21,284
Deferred tax liability	(1,482)	—	(1,127)
	$20,774	$2,178	$57,567
[1]Total cash consideration is comprised of amounts paid on closing dates plus holdback amounts to be paid in the future net of working capital deficiencies to be reclaimed from seller.
Intangible assets acquired in the years ended December 31, 2023 and 2022 have a weighted average useful life of 9 years.
Goodwill for these acquisitions relates to the expansion into new geographical areas, the acquired employee knowledge of the various markets, institutional distribution abilities, as well as the expected synergies resulting from the acquisitions.

XPEL, Inc.
Notes to Consolidated Financial Statements

Goodwill and other intangibles acquired in taxable asset purchases are analyzed for allowable amortization for tax purposes over appropriate periods as prescribed by applicable regulatory jurisdictions.
Acquisition costs incurred related to these acquisitions were immaterial and were included in selling, general and administrative expenses.
The acquired companies were consolidated into our financial statements on their respective acquisition dates. The aggregate revenue and the net income from 2023 acquisitions consolidated into our 2023 consolidated financial statements were $4.8 million and $0.4 million, respectively. The aggregate revenue and operating income of our 2022 acquisitions consolidated into our 2022 consolidated financial statements from the date of acquisition were not substantial. The aggregate revenue and operating income of our 2021 acquisitions consolidated into our 2021 consolidated financial statements from the respective dates of acquisition were $16.6 million and $1.6 million, respectively.
The following unaudited pro forma financial information presents our results, including the estimated expenses relating to the amortization of intangibles purchased, as if the acquisitions during the year ended December 31, 2023 had occurred on January 1, 2023 and 2022 (in thousands):

	Twelve Months Ended
	December 31,
	2023 (Unaudited)	2022 (Unaudited)
Revenue	$407,266	$337,868
Net income	$53,177	$41,473
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

XPEL, Inc.
Notes to Consolidated Financial Statements

4.    PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following (in thousands):

	December 31, 2023	December 31, 2022
Furniture and fixtures	$3,844	$2,667
Computer equipment	4,743	3,455
Vehicles	1,141	838
Equipment	5,685	4,728
Leasehold improvements	10,921	7,081
Plotters	4,315	2,980
Construction in Progress	201	1,745
Total property and equipment	30,850	23,494
Less: accumulated depreciation	13,870	9,291
Property and equipment, net	$16,980	$14,203
Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $4.5 million, $3.4 million and $1.9 million, respectively. Depreciation expense for equipment used in production is recorded to cost of goods sold. All other depreciation is recorded within general and administrative expense.
5.    INTANGIBLE ASSETS, NET
Intangible assets consists of the following (in thousands):

	December 31, 2023	December 31, 2022
Trademarks	$864	$686
Software	5,919	4,822
Trade name	1,918	1,451
Contractual and customer relationships	40,866	31,871
Non-compete	447	440
Other	510	497
Total at cost	50,524	39,767
Less: Accumulated amortization	15,619	10,473
Intangible assets, net	$34,905	$29,294
Amortization expense for the years ended December 31, 2023, 2022 and 2021 was $5.1 million, $4.4 million and $2.5 million, respectively. Based on the carrying value of definite-lived intangible assets as of December 31, 2023, we estimate our future amortization expense will be as follows (in thousands):

2024	$5,626
2025	$5,369
2026	$5,290
2027	$4,911
2028	$4,587
Thereafter	$9,122

XPEL, Inc.
Notes to Consolidated Financial Statements

6.    GOODWILL
The following table summarizes changes in the carrying amounts of goodwill for the years ended December 31, 2023 and 2022 (in thousands):

Balance at December 31, 2021	$25,655
Additions	1,826
Foreign currency translation	(718)
Balance at December 31, 2022	$26,763

Balance at December 31, 2022	$26,763
Additions	10,422
Foreign currency translation	276
Balance at December 31, 2023	$37,461
For additional details related to the acquisition completed during the year ended December 31, 2023, and for details related to purchase price allocations finalized during the year, refer to Note 3.
7.    INVENTORIES
The components of inventory, net of reserves, are summarized as follows (in thousands):

	December 31, 2023	December 31, 2022
Raw materials	$22,308	$10,416
Work in process	6,230	6,756
Finished goods	77,971	63,403
	$106,509	$80,575
8.    DEBT
REVOLVING FACILITIES
The Company has a revolving credit facility providing for secured revolving loans and letters of credit in an aggregate amount of up to $125.0 million, which is subject to the terms of a credit agreement dated April 6, 2023 (the "Credit Agreement"). As of December 31, 2023, the Company had an outstanding balance of $19.0 million under this agreement. As of December 31, 2022, the Company had an outstanding balance of $26.0 million under a prior credit agreement which was subsequently repaid and terminated.
Borrowings under the Credit Agreement bear interest, at XPEL’s option, at a rate equal to either (a) Base Rate or (b) Adjusted Term SOFR. In addition to the applicable interest rate, the Credit Agreement includes a commitment fee ranging from 0.20% to 0.25% per annum for the unused portion of the aggregate commitment and an applicable margin ranging from 0.00% to 0.50% for Base Rate Loans and 1.00% to 1.50% for Adjusted Term SOFR Loans. At December 31, 2023, these rates were 6.5% and 6.4%, respectively. Both the margin applicable to the interest rate and the commitment fee are dependent on XPEL’s Consolidated Total Leverage Ratio. The Credit Agreement's maturity date is April 6, 2026. All capitalized terms in this description of the credit facility that are not otherwise defined in this Annual Report have the meaning assigned to them in the Credit Agreement.
Obligations under the Credit Agreement are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in all of XPEL’s material property and assets.

XPEL, Inc.
Notes to Consolidated Financial Statements

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

The Company also has a CAD $4.5 million (approximately $3.3 million as of December 31, 2023) revolving credit facility through a financial institution in Canada, as maintained by XPEL Canada Corp., a wholly-owned subsidiary of XPEL. This Canadian facility is utilized to fund the Company's working capital needs in Canada. This facility bears interest at HSBC Canada Bank’s prime rate plus 0.25% per annum and is guaranteed by the parent company. As of December 31, 2023 and December 31, 2022, no balance was outstanding on this line of credit.
As of December 31, 2023 and December 31, 2022, the Company was in compliance with all debt covenants.
9.    EMPLOYEE BENEFIT PLANS
The Company sponsors defined contribution plans for substantially all employees. Annual Company contributions under the plans are discretionary. Company contribution expenses were $1.0 million, $0.8 million and $0.5 million for the plan years ended December 31, 2023, 2022 and 2021, respectively.
10.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following table presents significant accounts payable and accrued liability balances as of the periods ending:

	December 31, 2023	December 31, 2022
Trade payables	$24,233	$16,689
Payroll liabilities	4,296	3,596
Contract liabilities	761	261
Acquisition holdback payments	868	191
Other liabilities	2,286	2,233
	$32,444	$22,970
11.    CAPITAL STOCK
Shares issued and outstanding at December 31, 2023 and 2022 were 27,630,025 and 27,616,064, respectively. Par value of these shares for these same dates was $0.03 million.
12.    STOCK-BASED COMPENSATION
The XPEL, Inc. 2020 Equity Incentive Plan (the “Plan”) was approved at the May 28, 2020 Annual Meeting of Stockholders and amended in the May 24, 2023 Annual Meeting of Stockholders. Under this amended plan, 550,000 shares of the Company’s Common Stock are reserved for issuance, as administered by the Company’s Compensation Committee. Awards may be granted to employees,

XPEL, Inc.
Notes to Consolidated Financial Statements

consultants, or directors of the Company or any parent or subsidiary of the Company; provided that incentive stock options may be granted only to employees. If an award made under the Plan expires, if it is terminated, surrendered, cancelled, or otherwise becomes unexercisable, or if an award is forfeited in whole or in part or is forfeited due to failure to vest, then the unpurchased shares under such award will become available for future grant under the Plan. The Plan allows for different types of awards to be granted.
Stock options awarded under the Plan must be at least equal to the fair market value of a share of our Common Stock on the date of the grant. Any option period will not exceed 10 years, except with respect to any participant who owns more than 10% of the voting power of all classes of stock of the Company.
Restricted stock, Restricted Stock Units (“RSUs”), Performance Stock Units (“PSUs”), and Other Share-based Awards may be granted at the discretion of the Compensation Committee according to terms and conditions set by the Compensation Committee, subject to the provisions of the Plan.
RSUs and PSUs have been granted under the Plan. Grant activity for the year ended December 31, 2023 is summarized as follows:

	Number of Performance Stock Units	Weighted Average Grant Value Per Share	Number of Restricted Stock Units	Weighted Average Grant Value Per Share
Outstanding at December 31, 2022	—	$—	44,567	$69.63
Granted	19,427	78.50	44,353	68.25
Vested	—	78.50	(16,126)	74.47
Forfeited or canceled	(2,229)	78.50	(8,570)	53.08
Outstanding at December 31, 2023	17,198	$78.50	64,224	$73.29
During the years ended December 31, 2023, 2022, and 2021 we recorded compensation expense of $1.6 million, $0.5 million, and $0.2 million, respectively, related to grants under the Plan.
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

XPEL, Inc.
Notes to Consolidated Financial Statements

notes payable approximates fair value due to the relatively short-term nature and interest rates of the notes. The carrying value of the Company's long-term debt approximates fair value due to the interest rates being market rates.
The estimated fair value of debt is based on market quotes for instruments with similar terms and remaining maturities.
The Company has contingent liabilities related to future internal performance milestones. The fair value of these liabilities was determined using a Monte Carlo Simulation based on the probability and timing of future payments under these arrangements. These liabilities are accounted for as Level 3 liabilities within the fair value hierarchy.
Level 3 liabilities measured at December 31, 2023 and 2022 at fair value on a recurring basis are as follows (in thousands):

	2023	2022
Level 3:
Contingent Liabilities	$815	$955
Changes in the value of these liabilities are reflected in general and administrative expenses in the Consolidated Statements of Income for the twelve months ended December 31, 2023 and 2022, respectively.
14.    INCOME TAXES
Income before income taxes on which the provision for income taxes was computed is as follows (in thousands):

	2023	2022	2021
Domestic	$61,974	$48,574	$35,647
International	4,057	3,391	3,793
Income before income taxes	$66,031	$51,965	$39,440
The provision for income taxes differs from the US federal statutory rate as follows:

	2023	2022	2021
Income before income taxes	$66,031	$51,965	$39,440
Statutory rate	21%	21%	21%
	$13,867	$10,913	$8,282

State taxes net of federal benefit	$1,238	$862	$649
Nondeductible/nontaxable items	256	53	101
Tax Impact of foreign operations	284	230	171
Foreign derived intangible income benefit	(1,647)	(1,114)	(970)
Other - net	(767)	(360)	(360)
Income tax expense	$13,231	$10,584	$7,873

XPEL, Inc.
Notes to Consolidated Financial Statements

The foreign tax rate differential reflects the impact of the differences in our various international tax rates and our US statutory rate.
The components of the income tax provision (benefit) are as follows (in thousands):

	Year ended December 31
	2023	2022	2021
Current income tax expense
Federal	$11,104	$9,006	$5,051
Foreign	1,372	1,025	1,158
State	1,671	1,036	664
Total current income tax expense	$14,147	$11,067	$6,873

Deferred income tax (benefit)/expense
Federal	$(533)	$(196)	$968
Foreign	(354)	(249)	3
State	(29)	(38)	29
Total deferred income tax (benefit)/expense	$(916)	$(483)	$1,000

Total	$13,231	$10,584	$7,873
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	Year ended December 31
	2023	2022
Deferred Tax Assets
Allowance for Doubtful Accounts	$42	$26
263(A) Adjustment	265	190
Accrued Expenses	577	526
Inventory Reserve	173	152
Unrealized loss	38	21
State Tax Credit	170	174
NOL Carryforward and Other	220	232
Stock Compensation	174	73
Capitalized Acquisition Costs	112	65
Capitalized Research and Development	1,572	898
Right of Use Lease Liability	3,385	3,154
Less Valuation Allowance	(92)	(83)
Total deferred tax assets	$6,636	$5,428

Deferred Tax Liabilities
Fixed and Intangible Assets	$6,176	$4,465
Unrealized Gain	—	15
Right of Use Lease Asset	3,118	2,997
Total deferred tax liabilities	9,294	7,477
Total net deferred tax liabilities	$(2,658)	$(2,049)

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
The Company has net operating losses in certain of its foreign subsidiaries of $0.9 million available to apply against future taxable income. Losses of $0.3 million have no expiration date. The Company has recorded a valuation allowance based on the lack of positive available evidence of realizability of acquired net operating losses of $0.3 million. The Company has state tax credits of $0.2 million available to apply against future taxable income. These credits begin to expire in the year 2039.
Reconciliation of Unrecognized Tax Benefits from Uncertain Tax Positions (in thousands)

	Year Ended December 31,
	2023	2022	2021
Beginning unrecognized tax benefits	$144	$129	$129
Increase in related tax positions of prior years	—	15	—
Lapse of statute of limitations	30	—	—
Ending unrecognized tax benefits	$114	$144	$129
The Company recognizes the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely upon its technical merits at the reporting date. The unrecognized tax benefit is the difference between the tax benefit recognized and the tax benefit claimed on the Company’s income tax return. The Company has an unrecognized tax benefit as of the year ended December 31, 2023 in the amount of $0.2 million related to an uncertain tax position in one of its foreign jurisdictions. This amount includes an estimate for interest and penalties and are included in income tax expense. The liability is reflected in other long-term liabilities on the Company’s balance sheet. The Company expects a reduction of the position in 2024 related to expiring statutes. The unrecognized tax benefits in the table above includes $0.1 million as of December 31, 2023, that, if recognized, would have impacted income tax expense. The Company believes that all material tax positions in the current and prior years have been analyzed and properly accounted for and that the risk of additional material uncertain tax positions that have not been identified is remote.
The Company plans to indefinitely reinvest foreign earnings and does not expect to repatriate earnings for the foreseeable future. Determination of the amount of unrecognized deferred tax liabilities related to investment in these foreign subsidiaries is not practicable.
The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is still subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years 2016 and after. There are no ongoing or pending IRS, state or foreign examinations.

XPEL, Inc.
Notes to Consolidated Financial Statements

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

XPEL, Inc.
Notes to Consolidated Financial Statements

Balance sheet information related to operating leases is as follows:

	December 31, 2023	December 31, 2022
Operating lease right-of-use assets	$15,459	$15,309

Current portion of operating lease liabilities	3,966	3,885
Noncurrent portion of operating lease liabilities	12,715	12,119
Total operating lease liabilities	$16,681	$16,004
We had operating lease expense of $5.0 million, $4.2 million, and $2.7 million, respectively, for the years ended December 31, 2023, 2022, and 2021. For the year ended December 31, 2023, we had negligible short-term lease expenses, and cash payments on leases, and variable expenses were $4.6 million, and $0.1 million, respectively. For the year ended December 31, 2022, short-term lease expenses, cash payments on leases, and variable lease expenses were $0.6 million, $3.5 million, and $0.4 million, respectively. We have elected not to apply balance sheet recognition to short-term leases.
Weighted-average information associated with the measurement of our remaining operating lease obligations is as follows:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (in years)	4.4	5.3
Weighted-average discount rate	5.5%	5.0%
The following table summarizes the maturity of our operating lease liabilities as of December 31, 2023:

2024	$4,532
2025	4,271
2026	3,626
2027	2,446
2028	1,808
Thereafter	2,880
Total operating lease payments	19,563
Less: interest	(2,882)
Total operating lease liabilities	$16,681
17.    EARNINGS PER SHARE
We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the effect of granted incremental restricted stock units.

XPEL, Inc.
Notes to Consolidated Financial Statements

The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands except per share values):

	Fiscal Year Ended December 31,
Numerator	2023	2022	2021
Net income	$52,800	$41,381	$31,567
Denominator
Weighted average basic shares	27,622	27,614	27,613
Dilutive effect of restricted stock units	12	2	—
Weighted average diluted shares	27,634	27,616	27,613
Earnings per share
Basic	$1.91	$1.50	$1.14
Diluted	$1.91	$1.50	$1.14
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act). In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 Framework). Our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2023.

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
Our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report on our internal control over financial reporting which is included herein.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of XPEL, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of XPEL, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Austin, Texas
February 28, 2024
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III
Item 10. Directors, Executive and Corporate Governance
The information required by this Item is set forth under the headings “Corporate Governance,” “Directors,” “Executive Officers” and “Other Information—Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item is set forth under the heading “Executive Compensation,” under the subheadings “Board Oversight of Risk Management” and “Compensation Committee Interlocks and Insider Participation” under the heading “Corporate Governance” and under the subheadings “Compensation of Directors” and “Director Compensation - 2023” under the heading “Directors” in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth under the headings “Other Information—Security Ownership of Certain Beneficial Owners and Management” and “Other Information—Equity Compensation Plan Information” in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is set forth under the subheadings “Board Committees”, “Review, Approval, or Ratification of Transactions with Related Persons” and “Transactions with Related Persons” under the heading “Corporate Governance” in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item is set forth under the subheadings “Fees Paid to Auditors” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm” under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

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

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit/Appendix	Filing Date
3.1	Articles of Incorporation of the Company, filed with the Nevada Secretary of State on October 14, 2003	10-12B	3.1	04/03/2019
3.2	Certificate of Amendment to the Articles of Incorporation of the Company, filed with the Nevada Secretary of State on December 29, 2003	10-12B	3.2	04/03/2019
3.3	Certificate of Amendment to the Articles of Incorporation of the Company, filed with the Nevada Secretary of State on June 3, 2018	10-12B	3.3	04/03/2019
3.4	Amended and Restated Bylaws of the Company, effective as of November 18, 2019	8-K	3.1	11/18/2019
3.5	Amended and Restated Bylaws of the Company, effective as of October 31, 2023	8-K	3.1	11/01/2023
4.1	Description of Securities of the Registrant	10-K	4.1	03/16/2020
10.1	Credit Agreement Dated April 6, 2023	8-K	10.1	04/06/2023
10.2	Credit Facility Letter, dated September 11, 2018, by and among XPEL Canada Corp., as borrower, XPEL, Inc., as guarantor, and HSBC Bank Canada, as lender.	10-12B/A	10.3	05/30/2019
10.3	Distribution Agreement dated May 31, 2018 by and between the Company and Shanghai Xing Ting Trading Co., Ltd.	10-12B/A	10.5	05/30/2019
10.4*+	XPEL, Inc. 2020 Equity Incentive Plan, as amended on May 24, 2023
10.5+	Form of Restricted Stock Unit Agreement	10-Q	10.1	08/09/2021
10.6+	Form of Performance Restricted Stock Unit Award Agreement	10-Q	10.1	08/09/2023
14.1	Code of Business Conduct and Ethics	10-12B/A	14.1	04/24/2019
19.1*	XPEL, Inc. Second Amended and Restated Insider Trading Policy, effective as of May 24, 2023
21.1*	Subsidiaries of the Company
23.1*	Consent of Deloitte & Touche, LLP

24.1*	Power of Attorney
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certifications of Chief Executive Officer
32.2**	Section 1350 Certifications of Chief Financial Officer
97.1*+	XPEL, Inc. Compensation Clawback Policy, effective as of October 31, 2023.
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set
* Filed herewith
** Furnished herewith
+Management Compensatory Plan or Agreement

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XPEL, Inc. (Registrant)

		By:	/s/ Barry R. Wood
Barry R. Wood
Senior Vice President and Chief Financial Officer
Date:	February 28, 2024		(Authorized Officer and Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name and Signature	Title	Date
/s/ Ryan L. Pape	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2024
Ryan L. Pape
/s/ Barry R. Wood	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2024
Barry R. Wood
*	Director	February 28, 2024
Stacy L. Bogart
*	Director	February 28, 2024
Richard K. Crumly
*	Director	February 28, 2024
Michael A. Klonne
*	Director	February 28, 2024
John F. North
*By: /s/ Babatunde Awodiran
Babatunde Awodiran
Attorney-in-fact