Form 10-Q
period 2024-03-31
XPEL, Inc.
filed 2024-05-09
CIK 1767258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The registrant had 27,633,935 shares of common stock outstanding as of May 9, 2024.

Part I. Financial Information
Item 1. Financial Statements
XPEL, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	(Unaudited)	(Audited)
	March 31, 2024	December 31, 2023
Assets
Current
Cash and cash equivalents	$8,614	$11,609
Accounts receivable, net	28,569	24,111
Inventory, net	110,171	106,509
Prepaid expenses and other current assets	5,578	3,529
Income tax receivable	—	696
Total current assets	152,932	146,454
Property and equipment, net	17,624	16,980
Right-of-use lease assets	15,471	15,459
Intangible assets, net	33,938	34,905
Other non-current assets	863	782
Goodwill	37,664	37,461
Total assets	$258,492	$252,041
Liabilities
Current
Current portion of notes payable	$63	$62
Current portion lease liabilities	3,946	3,966
Accounts payable and accrued liabilities	27,611	32,444
Income tax payable	201	—
Total current liabilities	31,821	36,472
Deferred tax liability, net	2,459	2,658
Other long-term liabilities	682	890
Borrowings on line of credit	24,000	19,000
Non-current portion of lease liabilities	12,814	12,715
Non-current portion of notes payable	293	317
Total liabilities	72,069	72,052
Commitments and Contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.001 par value; authorized 10,000,000; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,631,097 and 27,630,025 issued and outstanding, respectively	28	28
Additional paid-in-capital	13,176	12,546
Accumulated other comprehensive loss	(2,071)	(1,209)
Retained earnings	175,290	168,624
Total stockholders’ equity	186,423	179,989
Total liabilities and stockholders’ equity	$258,492	$252,041
See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenue
Product revenue	$66,852	$67,308
Service revenue	23,252	18,534
Total revenue	90,104	85,842

Cost of Sales
Cost of product sales	42,135	42,180
Cost of service	10,093	7,702
Total cost of sales	52,228	49,882
Gross Margin	37,876	35,960

Operating Expenses
Sales and marketing	10,391	6,675
General and administrative	18,256	14,354
Total operating expenses	28,647	21,029

Operating Income	9,229	14,931

Interest expense	473	523
Foreign currency exchange loss (gain)	272	(9)

Income before income taxes	8,484	14,417
Income tax expense	1,818	2,984
Net income	$6,666	$11,433

Earnings per share
Basic	$0.24	$0.41
Diluted	$0.24	$0.41
Weighted Average Number of Common Shares
Basic	27,630	27,616
Diluted	27,637	27,626

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Other comprehensive income
Net income	$6,666	$11,433
Foreign currency translation	(862)	299
Total comprehensive income	$5,804	$11,732

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands)

Stockholders' Equity - Three Months Ended March 31
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	27,616	$28	$11,073	$115,824	$(2,203)	$124,722
Net income				11,433		11,433
Foreign currency translation	—	—	—	—	299	299
Stock-based compensation	—	—	303	—	—	303
Balance as of March 31, 2023	27,616	28	11,376	127,257	(1,904)	136,757

Balance as of December 31, 2023	27,630	28	12,546	168,624	(1,209)	179,989
Net income	—	—	—	6,666	—	6,666
Foreign currency translation	—	—	—	—	(862)	(862)
Stock-based compensation	1	—	630	—	—	630
Balance as of March 31, 2024	27,631	$28	$13,176	$175,290	$(2,071)	$186,423
See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$6,666	$11,433
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of property, plant and equipment	1,333	972
Amortization of intangible assets	1,410	1,161
Gain on sale of property and equipment	(18)	(9)
Stock compensation	630	303
Provision for credit losses	89	74
Deferred income tax	(157)	(115)

Changes in assets and liabilities:
Accounts receivable	(4,763)	(6,606)
Inventory, net	(3,878)	(3,886)
Prepaid expenses and other current assets	(2,325)	(2,512)
Income taxes receivable and payable	904	2,360
Accounts payable and accrued liabilities	(4,850)	(2,480)
Net cash (used in) provided by operating activities	(4,959)	695
Cash flows used in investing activities
Purchase of property, plant and equipment	(2,017)	(2,055)
Proceeds from sale of property and equipment	—	12
Acquisition of a business, net of cash acquired	(757)	—
Development of intangible assets	(340)	(321)
Net cash used in investing activities	(3,114)	(2,364)
Cash flows from financing activities
Net borrowings on revolving credit agreement	5,000	2,000
Repayments of notes payable	(15)	(77)
Net cash provided by financing activities	4,985	1,923
Net change in cash and cash equivalents	(3,088)	254
Foreign exchange impact on cash and cash equivalents	93	20
(Decrease)/Increase in cash and cash equivalents during the period	(2,995)	274
Cash and cash equivalents at beginning of period	11,609	8,056
Cash and cash equivalents at end of period	$8,614	$8,330

Supplemental schedule of non-cash activities
Non-cash lease financing	$952	$1,237
Issuance of common stock for vested restricted stock units	57	—
Supplemental cash flow information
Cash paid for income taxes	$1,152	$748
Cash paid for interest	$430	$517
See notes to condensed consolidated financial statements.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    INTERIM FINANCIAL INFORMATION
The accompanying (a) condensed consolidated balance sheet as of December 31, 2023, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2024 and 2023 have been prepared by XPEL, Inc. (“XPEL” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns and seasonal, operating and other factors.
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on February 28, 2024 (the "Annual Report") and with the Management's Discussion and Analysis of Financial Condition and Results of Operations section appearing elsewhere in this Report.

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
Accounts Receivable - Accounts receivable are shown net of allowances for expected credit losses of $0.2 million and $0.2 million as of March 31, 2024 and December 31, 2023, respectively. The Company evaluates the adequacy of its allowances by analyzing the aging of receivables, customer financial condition, historical collection experience, the value of any collateral and other economic and industry

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
factors. Actual collections may differ from historical experience, and if economic, business or customer conditions deteriorate significantly, adjustments to these reserves may be required. When the Company becomes aware of factors that indicate a change in a specific customer’s ability to meet its financial obligations, the Company records a specific reserve for credit losses.
Provisions and Warranties - We provide a warranty on our products. Liability under the warranty policy is based on a review of historical warranty claims. Adjustments are made to the accruals as claims and data experience warrant. Our liability for warranties as of March 31, 2024 and December 31, 2023 was $0.5 million and $0.4 million, respectively. The following tables present a summary of our accrued warranty liabilities for the three months ended March 31, 2024 and the twelve months ended December 31, 2023 (in thousands):

2024
Warranty liability, January 1	$422
Warranties assumed in period	412
Payments	(334)
Warranty liability, March 31	$500

2023
Warranty liability, January 1	$234
Warranties assumed in period	768
Payments	(580)
Warranty liability, December 31	$422

Recent Accounting Pronouncements Issued and Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures” which makes certain updates to segment reporting. This standard will become effective for our annual reporting for the year beginning January 1, 2024 and for our interim reporting for interim periods beginning January 1, 2025. We do not anticipate implementation of this standard will have a material impact on our financial statements.
In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures”, which makes certain updates to income tax disclosures. This standard becomes effective for our fiscal year beginning January 1, 2025. We do not anticipate implementation of this standard will have a material impact on our financial statements.

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
The following table summarizes transactions within contract liabilities for the three months ended March 31, 2024 (in thousands):

Balance, December 31, 2023	$761
Revenue recognized related to payments included in the December 31, 2023 balance	(696)
Payments received for which performance obligations have not been satisfied	276
Effect of foreign currency translation	(4)
Balance, March 31, 2024	$337
The table below sets forth the disaggregation of revenue by product category for the periods indicated below (in thousands):

	Three Months Ended March 31,
	2024	2023
Product Revenue
Paint protection film	$49,011	$49,548
Window film	14,549	14,982
Other	3,292	2,778
Total	$66,852	$67,308

Service Revenue
Software	$1,928	$1,458
Cutbank credits	4,018	4,030
Installation labor	16,706	12,399
Training and other	600	647
Total	$23,252	$18,534

Total	$90,104	$85,842
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

	Three Months Ended March 31,
	2024	2023
United States	$52,048	$51,077
China	1,450	6,647
Canada	11,080	8,592
Continental Europe	10,216	7,960
United Kingdom	3,486	3,091
Middle East/Africa	5,143	3,496
Asia Pacific	3,750	2,645
Latin America	2,931	2,173
Other	—	161
Total	$90,104	$85,842

4.    PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Furniture and fixtures	$3,953	$3,844
Computer equipment	4,978	4,743
Vehicles	1,144	1,141
Equipment	5,780	5,685
Leasehold improvements	11,151	10,921
Plotters	4,669	4,315
Construction in Progress	1,079	201
Total property and equipment	32,754	30,850
Less: accumulated depreciation	15,130	13,870
Property and equipment, net	$17,624	$16,980
Depreciation expense for the three months ended March 31, 2024 and 2023 was $1.3 million and $1.0 million, respectively.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5.    INTANGIBLE ASSETS, NET
Intangible assets consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Trademarks	$883	$864
Software	6,238	5,919
Trade name	1,900	1,918
Contractual and customer relationships	40,689	40,866
Non-compete	440	447
Other	723	510
Total at cost	50,873	50,524
Less: Accumulated amortization	16,935	15,619
Intangible assets, net	$33,938	$34,905
Amortization expense for the three months ended March 31, 2024 and 2023 was $1.4 million and $1.2 million, respectively.

6.    GOODWILL
The following table summarizes goodwill transactions for the three months ended March 31, 2024 and the twelve months ended December 31, 2023 (in thousands):

2023
Balance at December 31, 2022	$26,763
Additions and purchase price allocation adjustments	10,422
Foreign exchange	276
Balance at December 31, 2023	$37,461

2024
Balance at December 31, 2023	$37,461
Additions and purchase price allocation adjustments	556
Foreign exchange	(353)
Balance at March 31, 2024	$37,664
Purchase price accounting for acquisitions completed during the year ended December 31, 2023 has not yet been finalized pending the completion of valuation models related to the identified intangible assets included in these transactions.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7.    INVENTORIES
The components of inventory are summarized as follows (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$6,856	$22,308
Work in process	14,658	6,230
Finished goods	88,657	77,971
	$110,171	$106,509

8.    DEBT
REVOLVING FACILITIES
The Company has a revolving credit facility providing for secured revolving loans and letters of credit in an aggregate amount of up to $125 million, which is subject to the terms of a credit agreement dated April 6, 2023 (the "Credit Agreement"). As of March 31, 2024 and December 31, 2023, the Company had outstanding balances of $24 million and $19 million under this agreement, respectively.
Borrowings under the Credit Agreement bear interest, at XPEL’s option, at a rate equal to either (a) Base Rate or (b) Adjusted Term SOFR. In addition to the applicable interest rate, the Credit Agreement includes a commitment fee ranging from 0.20% to 0.25% per annum for the unused portion of the aggregate commitment and an applicable margin ranging from 0.00% to 0.50% for Base Rate Loans and 1.00% to 1.50% for Adjusted Term SOFR Loans. At March 31, 2024, these rates were 8.5% and 6.4%, respectively. Both the margin applicable to the interest rate and the commitment fee are dependent on XPEL’s Consolidated Total Leverage Ratio. The Credit Agreement's maturity date is April 6, 2026. All capitalized terms in this description of the credit facility that are not otherwise defined in this report have the meaning assigned to them in the Credit Agreement.
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
As of the last day of each fiscal quarter:
1.XPEL shall not allow its Consolidated Total Leverage Ratio to exceed 3.50 to 1.00, and
2.XPEL shall not allow its Consolidated Interest Coverage Ratio to be less than 3.00 to 1.00

The Company also has a CAD $4.5 million revolving credit facility through HSBC Bank Canada, and is maintained by XPEL Canada Corp., a wholly-owned subsidiary of XPEL. This Canadian facility is utilized to fund the Company's working capital needs in Canada. This facility bears interest at HSBC Canada Bank’s prime rate plus 0.25% per annum and is guaranteed by the parent company. As of March 31, 2024 and December 31, 2023, no balance was outstanding on this line of credit.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of March 31, 2024 and December 31, 2023, the Company was in compliance with all debt covenants.

9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following table presents significant accounts payable and accrued liability balances as of the periods ending (in thousands):

	March 31, 2024	December 31, 2023
Trade payables	$20,335	$24,233
Payroll liabilities	3,182	4,296
Contract liabilities	337	761
Acquisition holdback payments	956	868
Other liabilities	2,801	2,286
	$27,611	$32,444

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

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Liabilities measured at fair value on a recurring basis as of the dates noted below are as follows (in thousands):

	March 31, 2024	December 31, 2023
Level 3:
Contingent Liabilities	$675	$815
Decreases in the fair value of level 3 contingent liabilities are reflected in general and administrative expenses in the Consolidated Statements of Income for the three months ended March 31, 2024.

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
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands except per share values):

	Three Months Ended March 31,
Numerator	2024	2023
Net income	$6,666	$11,433
Denominator
Weighted average basic shares	27,630	27,616
Dilutive effect of restricted stock units	7	10
Weighted average diluted shares	27,637	27,626
Earnings per share
Basic	$0.24	$0.41
Diluted	$0.24	$0.41

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
•We currently rely on one distributor for our products in China.
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
•Our industry is highly competitive.
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
The following table is a reconciliation of Net income to EBITDA for the three months ended March 31, 2024 and 2023 (in thousands):

	(Unaudited)
	Three Months Ended March 31,
	2024	2023
Net Income	$6,666	$11,433
Interest	473	523
Taxes	1,818	2,984
Depreciation	1,333	972
Amortization	1,410	1,161
EBITDA	$11,700	$17,073

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
Results of Operations
The following table summarizes the Company’s consolidated results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31, 2024	% of Total Revenue	Three Months Ended March 31, 2023	% of Total Revenue	$ Change	% Change
Total revenue	$90,104	100.0%	$85,842	100.0%	$4,262	5.0%
Total cost of sales	52,228	58.0%	49,882	58.1%	2,346	4.7%
Gross margin	37,876	42.0%	35,960	41.9%	1,916	5.3%
Total operating expenses	28,647	31.8%	21,029	24.5%	7,618	36.2%
Operating income	9,229	10.2%	14,931	17.4%	(5,702)	(38.2)%
Other expenses	745	0.8%	514	0.6%	231	44.9%
Income tax	1,818	2.0%	2,984	3.5%	(1,166)	(39.1)%
Net income	$6,666	7.4%	$11,433	13.3%	$(4,767)	(41.7)%

The following table summarizes revenue results for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,		%	% of Total Revenue
	2024	2023	Inc (Dec)	2024	2023
Product Revenue
Paint protection film	$49,011	$49,548	(1.1)%	54.4%	57.7%
Window film	14,549	14,982	(2.9)%	16.1%	17.5%
Other	3,292	2,778	18.5%	3.7%	3.2%
Total	$66,852	$67,308	(0.7)%	74.2%	78.4%

Service Revenue
Software	$1,928	$1,458	32.2%	2.1%	1.7%
Cutbank credits	4,018	4,030	(0.3)%	4.5%	4.7%
Installation labor	16,706	12,399	34.7%	18.5%	14.4%
Training and other	600	647	(7.3)%	0.7%	0.8%
Total	$23,252	$18,534	25.5%	25.8%	21.6%

Total	$90,104	$85,842	5.0%	100.0%	100.0%
Because many of our international customers require us to ship their orders to freight forwarders located in the United States, we cannot be certain about the ultimate destination of the product. The following table represents our estimate of sales by geographic regions based on our understanding of ultimate product destination based on customer interactions, customer locations and other factors for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,		%	% of Total Revenue
	2024	2023	Inc (Dec)	2024	2023
United States	$52,048	$51,077	1.9%	57.8%	59.5%
China	1,450	6,647	(78.2)%	1.6%	7.7%
Canada	11,080	8,592	29.0%	12.3%	10.0%
Continental Europe	10,216	7,960	28.3%	11.3%	9.3%
United Kingdom	3,486	3,091	12.8%	3.9%	3.6%
Middle East/Africa	5,143	3,496	47.1%	5.7%	4.1%
Asia Pacific	3,750	2,645	41.8%	4.2%	3.1%
Latin America	2,931	2,173	34.9%	3.2%	2.5%
Other	—	161	(100.0)%	0.0%	0.2%
Total	$90,104	$85,842	5.0%	100.0%	100.0%
Product Revenue. Product revenue decreased 0.7% over the three months ended March 31, 2023. Product revenue represented 74.2% of our total revenue for the three months ended March 31, 2024 and 78.4% for the three months ended March 31, 2023. Revenue from our paint protection film product line decreased 1.1% for the three months ended March 31, 2024. Paint protection film sales represented 54.4% and 57.7% of our consolidated revenues for the three months ended March 31, 2024 and 2023, respectively. This decrease was due to lower demand in the U.S., primarily in the after-market channel, and lower sales to XPEL's China distributor. Sales to China reached a record high in the fourth quarter of 2023. Consequently, first quarter 2024 China sales were negatively impacted as our distributor sold through the inventory purchased at the end of last year.
Revenue from our window film product line declined 2.9% for the three months ended March 31, 2024. Window film sales represented 16.1% and 17.5% of our consolidated revenues for the three months ended March 31, 2024 and 2023, respectively. This decline was due mainly to lower revenue into China. Excluding China, total window film revenue grew 10.3%. Architectural window film revenue increased 33.1% to $1.8 million. This increase was due mainly to increased product awareness and demand in most of our regions.
Other product revenue for the three months ended March 31, 2024 grew 18.5% to $3.3 million and represented 3.7% of revenue. This increase was driven by an increase in demand for our non-film related products such as ceramic coating, plotters, chemicals and other film installation tools and accessories. Our FUSION ceramic coating product revenue grew 24.4% to $1.4 million. This increase was due mainly to increased demand for our ceramic coating products.
Geographically, outside of the U.S. and China, we experienced solid growth in most operating regions during the three months ended March 31, 2024, due mainly to increased product awareness and adoption.
Service revenue consists of fees for DAP software access and cutbank credit revenue, which represents the value of pattern access provided with eligible product revenue, revenue from the labor portion of installation sales in our Company-owned installation centers, revenue from our dealership services businesses and revenue from training services provided to our customers. Due mainly to increases in the Company's dealership services business resulting from increased car counts, increased content per vehicle and from our OEM business, service revenue grew 25.5% over service revenue for the three months ended March 31, 2023. Service revenue represented 25.8% and 21.6% of our consolidated revenue from the three months ended March 31, 2024 and 2023, respectively.
Software revenue increased 32.2% from the three months ended March 31, 2023. The increase was due primarily to increases in total subscribers to our software. Software revenue represented 2.1% and 1.7% of consolidated revenue for the three months ended March 31, 2024 and 2023, respectively. Installation labor revenue increased 34.7% due mainly to increased labor revenue in our dealership services business resulting from increased car counts associated with improving U.S. new car dealership inventories.
Total installation revenue (labor and product combined) for the three months ended March 31, 2024 increased 34.7% over the three months ended March 31, 2023. This represented 22.1% and 17.2% of our consolidated revenue for the three months ended March 31, 2024 and 2023, respectively. Adjusted product revenue, which combines the cutbank credit revenue service component with product revenue, decreased 0.7% in the three months ended March 31, 2024 versus the three months ended March 31, 2023.
Cost of Sales
Cost of sales consists of product costs and the costs to provide our services. Product costs consist of material costs, personnel costs related to warehouse personnel, shipping costs, warranty costs and other related costs to provide products to our customers. Cost of service includes the labor costs associated with installation of product in our Company-run facilities, costs of labor associated with pattern design for our cutting software and the costs incurred to provide training for our customers. Product costs in the three months ended March 31, 2024 decreased 0.1% over the three months ended March 31, 2023 commensurate with our decrease in product sales. Cost of product sales represented 46.8% and 49.1%

of total revenue in the three months ended March 31, 2024 and 2023, respectively. Cost of services grew 31.0% during the three months ended March 31, 2024 and represented 11.2% and 9.0% of total revenue for the three months ended March 31, 2024 and 2023, respectively. This increase was due primarily to increased installation labor costs commensurate with the growth in installation labor revenue.
Gross Margin
The following table summarizes gross margin for product and services for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,		%	% of Category Revenue
	2024	2023	Inc (Dec)	2024	2023
Product margin	$24,717	$25,128	-1.6%	37.0%	37.3%
Service margin	13,159	10,832	21.5%	56.6%	58.4%
Total	$37,876	$35,960	5.3%	42.0%	41.9%
Product gross margin for the three months ended March 31, 2024 decreased $0.4 million, 1.6% compared to the same period in the prior year. The decrease in product gross margin percentages was primarily due to lower product revenue and increases in non bill of material costs contained within product cost of goods sold.
Service gross margin increased approximately $2.3 million, or 21.5%, over the three months ended March 31, 2023. This represented 56.6% and 58.4% of total service revenue for the three months ended March 31, 2024 and 2023, respectively. The decrease in service gross margin percentage was primarily due to a higher percentage mix of lower margin installation labor revenue and cost inefficiencies associated with lower revenue in our company-owned installation centers.
Operating Expenses
Sales and marketing expenses for the three months ended March 31, 2024 increased $3.7 million, or 55.7%, compared to the same period in 2023. These expenses represented 11.5% and 7.8% of consolidated revenue for the three months ended March 31, 2024 and 2023, respectively. This increase was primarily due to expenses incurred during the period for our annual dealer conference which occurred in the second quarter of the prior year.
General and administrative expenses grew approximately $3.9 million, or 27.2%, during the three months ended March 31, 2024 over the three months ended March 31, 2023. These costs represented 20.3% and 16.7% of consolidated revenue for the three months ended March 31, 2024 and 2023, respectively. The increase was due mainly to increases in personnel, occupancy costs, and professional fees to support the ongoing growth of the business.
Income Tax Expense
Income tax expense for the three months ended March 31, 2024 decreased $1.2 million from the three months ended March 31, 2023. Our effective tax rate was 21.4% for the three months ended March 31, 2024 compared with 20.7% for the three months ended March 31, 2023.
Net Income
Net income for the three months ended March 31, 2024 decreased by $4.8 million, or 41.7%, to $6.7 million.

Liquidity and Capital Resources
The primary source of liquidity for our business is available cash and cash equivalents, cash flows provided by operations and borrowing capacity under our credit facility. As of March 31, 2024, we had cash and cash equivalents of $8.6 million. For the three months ended March 31, 2024, cash used in operations was $5.0 million, and as of March 31, 2024 we had approximately $104.3 million in funds available under our credit facilities. We expect to continue to have sufficient access to cash to support working capital needs, pay for capital expenditures (including acquisitions), and to pay interest and service debt. We believe we have the ability and sufficient resources to meet these cash requirements by using available cash, internally generated funds and borrowing under committed credit facilities. We are focused on continuing to generate positive operating cash to fund our operational and capital investment initiatives. We believe we have sufficient liquidity to operate for at least the next 12 months from the date of this quarterly report.
Operating Activities. Cash used in operations totaled approximately $5.0 million for the three months ended March 31, 2024, compared to operating cash inflows of $0.7 million for the three months ended March 31, 2023. This decrease was driven by a decline in net income and a net increase in working capital.
Investing Activities. Cash flows used in investing activities totaled approximately $3.1 million during the three months ended March 31, 2024 compared to $2.4 million during the three months ended March 31, 2023.
Financing Activities. Cash flows provided by financing activities during the three months ended March 31, 2024 totaled approximately $5.0 million compared to $1.9 million in the prior year. This increase was due to an increase in borrowings under our credit facility during the 2024 quarter.
Debt obligations, including balances outstanding on committed credit facilities and contingent liabilities as of March 31, 2024 and December 31, 2023 totaled approximately $25.0 million and $19.9 million, respectively.
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
Credit Facilities
The Company has a revolving credit facility providing for secured revolving loans and letters of credit in an aggregate amount of up to $125 million, which is subject to the terms of a credit agreement dated April 6, 2023 (the "Credit Agreement"). As of March 31, 2024 and December 31, 2023, the Company had outstanding balances of $24 million and $19 million under this agreement, respectively.
Borrowings under the Credit Agreement bear interest, at XPEL’s option, at a rate equal to either (a) Base Rate or (b) Adjusted Term SOFR. In addition to the applicable interest rate, the Credit Agreement includes a commitment fee ranging from 0.20% to 0.25% per annum for the unused portion of the aggregate commitment and an applicable margin ranging from 0.00% to 0.50% for Base Rate Loans and 1.00% to 1.50% for Adjusted Term SOFR Loans. At March 31, 2023, these rates were 8.5% and 6.4%, respectively. Both the margin applicable to the interest rate and the commitment fee are dependent on XPEL’s Consolidated Total Leverage Ratio. The Credit Agreement's maturity date is April 6, 2026. All capitalized terms in this description of the credit facility that are not otherwise defined in this report have the meaning assigned to them in the Credit Agreement.
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
As of the last day of each fiscal quarter:
1.XPEL shall not allow its Consolidated Total Leverage Ratio to exceed 3.50 to 1.00, and
2.XPEL shall not allow its Consolidated Interest Coverage Ratio to be less than 3.00 to 1.00

The Company also has a CAD $4.5 million revolving credit facility through HSBC Bank Canada, and is maintained by XPEL Canada Corp., a wholly-owned subsidiary of XPEL. This Canadian facility is utilized to fund the Company's working capital needs in Canada. This facility bears interest at HSBC Canada Bank’s prime rate plus 0.25% per annum and is guaranteed by the parent company. As of March 31, 2024 and December 31, 2023, no balance was outstanding on this line of credit.
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

Borrowings under our revolving lines of credit or our Credit Agreement (see Note 8) are subject to market risk resulting from changes in interest rates related to our floating rate bank credit facilities. For such borrowings, a hypothetical 200 basis point increase in variable interest rates may result in a material impact to our financial statements. We do not currently have any derivative contracts to hedge our exposure to interest rate risk. During each of the periods presented, we have not experienced a significant effect on our business due to changes in interest rates.
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

XPEL, Inc. (Registrant)

	By:	/s/ Barry R. Wood
Barry R. Wood
Senior Vice President and Chief Financial Officer
May 9, 2024		(Authorized Officer and Principal Financial and Accounting Officer)