Form 10-Q
period 2024-06-30
XPEL, Inc.
filed 2024-08-09
CIK 1767258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The registrant had 27,640,898 shares of common stock outstanding as of August 9, 2024.

Part I. Financial Information
Item 1. Financial Statements
XPEL, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	(Unaudited)	(Audited)
	June 30, 2024	December 31, 2023
Assets
Current
Cash and cash equivalents	$14,984	$11,609
Accounts receivable, net	29,466	24,111
Inventory, net	97,591	106,509
Prepaid expenses and other current assets	4,641	3,529
Income tax receivable	1,224	696
Total current assets	147,906	146,454
Property and equipment, net	17,998	16,980
Right-of-use lease assets	18,464	15,459
Intangible assets, net	33,241	34,905
Other non-current assets	1,127	782
Goodwill	43,094	37,461
Total assets	$261,830	$252,041
Liabilities
Current
Current portion of notes payable	$64	$62
Current portion lease liabilities	4,723	3,966
Accounts payable and accrued liabilities	26,244	32,444
Total current liabilities	31,031	36,472
Deferred tax liability, net	1,742	2,658
Other long-term liabilities	515	890
Borrowings on line of credit	11,000	19,000
Non-current portion of lease liabilities	15,359	12,715
Non-current portion of notes payable	272	317
Total liabilities	59,919	72,052
Commitments and Contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.001 par value; authorized 10,000,000; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,638,219 and 27,630,025 issued and outstanding, respectively	28	28
Additional paid-in-capital	13,926	12,546
Accumulated other comprehensive loss	(2,366)	(1,209)
Retained earnings	190,323	168,624
Total stockholders’ equity	201,911	179,989
Total liabilities and stockholders’ equity	$261,830	$252,041
See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Product revenue	$83,200	$80,906	$150,052	$148,214
Service revenue	26,717	21,331	49,969	39,864
Total revenue	109,917	102,237	200,021	188,078

Cost of Sales
Cost of product sales	51,274	49,557	93,409	91,737
Cost of service	10,778	8,686	20,871	16,388
Total cost of sales	62,052	58,243	114,280	108,125
Gross Margin	47,865	43,994	85,741	79,953

Operating Expenses
Sales and marketing	10,280	8,147	20,671	14,824
General and administrative	18,399	15,656	36,655	30,010
Total operating expenses	28,679	23,803	57,326	44,834

Operating Income	19,186	20,191	28,415	35,119

Interest expense	392	338	865	860
Foreign currency exchange loss	275	32	548	21

Income before income taxes	18,519	19,821	27,002	34,238
Income tax expense	3,486	4,080	5,303	7,064
Net income	$15,033	$15,741	$21,699	$27,174

Earnings per share
Basic	$0.54	$0.57	$0.79	$0.98
Diluted	$0.54	$0.57	$0.79	$0.98
Weighted Average Number of Common Shares
Basic	27,635	27,619	27,633	27,617
Diluted	27,637	27,631	27,637	27,629

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Other comprehensive income
Net income	$15,033	$15,741	$21,699	$27,174
Foreign currency translation	(295)	456	(1,157)	755
Total comprehensive income	$14,738	$16,197	$20,542	$27,929

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands)

Stockholders' Equity - Three Months Ended June 30
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2023	27,616	$28	$11,376	$127,257	$(1,904)	$136,757
Net income	—	—	—	15,741	—	15,741
Foreign currency translation	—	—	—	—	456	456
Stock-based compensation	4	—	354	—	—	354
Balance as of June 30, 2023	27,620	28	11,730	142,998	(1,448)	153,308

Balance as of March 31, 2024	27,631	28	13,176	175,290	(2,071)	186,423
Net income	—	—	—	15,033	—	15,033
Foreign currency translation	—	—	—	—	(295)	(295)
Stock-based compensation	7	—	750	—	—	750
Balance as of June 30, 2024	27,638	$28	$13,926	$190,323	$(2,366)	$201,911

Stockholders' Equity - Six Months Ended June 30
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	27,616	$28	$11,073	$115,824	$(2,203)	$124,722
Net income	—	—	—	27,174	—	27,174
Foreign currency translation	—	—	—	—	755	755
Stock-based compensation	4	—	657	—	—	657
Balance as of June 30, 2023	27,620	28	11,730	142,998	(1,448)	153,308

Balance as of December 31, 2023	27,630	28	12,546	168,624	(1,209)	179,989
Net income	—	—	—	21,699	—	21,699
Foreign currency translation	—	—	—	—	(1,157)	(1,157)
Stock-based compensation	8	—	1,380	—	—	1,380
Balance as of June 30, 2024	27,638	$28	$13,926	$190,323	$(2,366)	$201,911
See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$21,699	$27,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	2,804	2,030
Amortization of intangible assets	2,852	2,372
Gain on sale of property and equipment	(28)	(10)
Stock compensation	1,467	657
Provision for credit losses	189	156
Deferred income tax	(862)	(594)

Changes in assets and liabilities:
Accounts receivable, net	(5,754)	(9,021)
Inventory, net	8,766	(1,583)
Prepaid expenses and other current assets	(1,309)	(975)
Income taxes receivable and payable	(587)	(136)
Accounts payable and accrued liabilities	(7,299)	7,303
Net cash provided by operating activities	21,938	27,373
Cash flows used in investing activities
Purchase of property, plant and equipment	(3,828)	(3,306)
Proceeds from sale of property and equipment	—	24
Acquisition of businesses, net of cash acquired	(5,928)	(4,457)
Development of intangible assets	(841)	(517)
Net cash used in investing activities	(10,597)	(8,256)
Cash flows from financing activities
Net payments on revolving line of credit	(8,000)	(13,000)
RSUs withheld in lieu of payroll taxes	(87)	(28)
Repayments of notes payable	(31)	(77)
Net cash used in financing activities	(8,118)	(13,105)
Net change in cash and cash equivalents	3,223	6,012
Foreign exchange impact on cash and cash equivalents	152	230
Increase in cash and cash equivalents during the period	3,375	6,242
Cash and cash equivalents at beginning of period	11,609	8,056
Cash and cash equivalents at end of period	$14,984	$14,298

Supplemental schedule of non-cash activities
Non-cash lease financing	$5,038	$1,810
Issuance of common stock for vested restricted stock units	$462	$134
Supplemental cash flow information
Cash paid for income taxes	$6,798	$7,810
Cash paid for interest	$844	$889
See notes to condensed consolidated financial statements.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    INTERIM FINANCIAL INFORMATION
The accompanying (a) condensed consolidated balance sheet as of December 31, 2023, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2024 and 2023 have been prepared by XPEL, Inc. (“XPEL” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns and seasonal, operating and other factors.
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

2.    SIGNIFICANT ACCOUNTING POLICIES
Nature of Business - The Company is based in San Antonio, Texas and sells, distributes, and installs protective films and coatings, including automotive paint protection film, surface protection film, automotive and commercial/architectural window films and ceramic coatings. The Company was incorporated in the state of Nevada, U.S.A. in October 2003.
Basis of Presentation - The condensed consolidated financial statements are prepared in conformity with United States Generally Accepted Accounting Principles ("U.S. GAAP") and include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. The functional currency for the Company is the United States ("U.S.") Dollar. The assets and liabilities of each of its wholly-owned foreign subsidiaries are translated into U.S. dollars using the exchange rate at the end of the balance sheet date. Revenues and expenses are translated at the average exchange rates for the period. Gains and losses from translations are recognized in foreign currency translation included in accumulated other comprehensive loss in the accompanying consolidated balance sheets.
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
Accounts Receivable - Accounts receivable are shown net of allowances for expected credit losses of $0.2 million and $0.2 million as of June 30, 2024 and December 31, 2023, respectively. The Company evaluates the adequacy of its allowances by analyzing the aging of receivables, customer financial condition, historical collection experience, the value of any collateral and other economic and industry

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
factors. Actual collections may differ from historical experience, and if economic, business or customer conditions deteriorate significantly, adjustments to these reserves may be required. When the Company becomes aware of factors that indicate a change in a specific customer’s ability to meet its financial obligations, the Company records a specific reserve for credit losses.
Provisions and Warranties - We provide a warranty on our products. Liability under the warranty policy is based on a review of historical warranty claims. Adjustments are made to the accruals as claims and data experience warrant. Our liability for warranties as of June 30, 2024 and December 31, 2023 was $0.6 million and $0.4 million, respectively. The following tables present a summary of our accrued warranty liabilities for the six months ended June 30, 2024 and the twelve months ended December 31, 2023 (in thousands):

2024
Warranty liability, January 1	$422
Warranties assumed in period	712
Payments	(548)
Warranty liability, June 30	$586

2023
Warranty liability, January 1	$234
Warranties assumed in period	768
Payments	(580)
Warranty liability, December 31	$422

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
The following table summarizes transactions within contract liabilities for the three and six months ended June 30, 2024 (in thousands):

Balance, December 31, 2023	$761
Revenue recognized related to payments included in the December 31, 2023 balance	(696)
Payments received for which performance obligations have not been satisfied	276
Effect of foreign currency translation	(4)
Balance, March 31, 2024	337
Revenue recognized related to payments included in the March 31, 2024 balance	(284)
Payments received for which performance obligations have not been satisfied	935
Effect of foreign currency translation	(3)
Balance, June 30, 2024	$985
The table below sets forth the disaggregation of revenue by product category for the periods indicated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product Revenue
Paint protection film	$57,315	$56,491	$106,326	$106,039
Window film	22,018	20,312	36,567	35,293
Other	3,867	4,103	7,159	6,882
Total	$83,200	$80,906	$150,052	$148,214

Service Revenue
Software	$1,991	$1,546	$3,919	$3,004
Cutbank credits	4,782	4,699	8,799	8,729
Installation labor	19,458	14,530	36,165	26,929
Training and other	486	556	1,086	1,202
Total	$26,717	$21,331	$49,969	$39,864

Total	$109,917	$102,237	$200,021	$188,078
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	64,902	59,149	$116,950	$110,226
China	4,401	8,103	5,852	14,750
Canada	13,274	11,851	24,354	20,443
Continental Europe	11,355	9,689	21,571	17,649
United Kingdom	3,689	3,630	7,175	6,721
Middle East/Africa	4,803	4,109	9,945	7,605
Asia Pacific	4,334	3,314	8,084	5,959
Latin America	3,159	2,119	6,090	4,292
Other	—	273	—	433
Total	$109,917	$102,237	$200,021	$188,078
4.    PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Furniture and fixtures	$4,684	$3,844
Computer equipment	5,445	4,743
Vehicles	1,139	1,141
Equipment	6,082	5,685
Leasehold improvements	11,760	10,921
Plotters	4,895	4,315
Construction in Progress	224	201
Total property and equipment	34,229	30,850
Less: accumulated depreciation	16,231	13,870
Property and equipment, net	$17,998	$16,980
Depreciation expense for the three months ended June 30, 2024 and 2023 was $1.5 million and $1.1 million, respectively. For the six months ended June 30, 2024 and 2023, depreciation expense was $2.8 million and $2.0 million, respectively.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5.    INTANGIBLE ASSETS, NET
Intangible assets consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Trademarks	$1,118	$864
Software	6,704	5,919
Trade name	1,898	1,918
Contractual and customer relationships	40,701	40,866
Non-compete	437	447
Other	725	510
Total at cost	51,583	50,524
Less: Accumulated amortization	18,342	15,619
Intangible assets, net	$33,241	$34,905
Amortization expense for the three months ended June 30, 2024 and 2023 was $1.4 million and $1.2 million, respectively. For the six months ended June 30, 2024 and 2023, amortization expense was $2.9 million and $2.4 million, respectively.
6.    GOODWILL
The following table summarizes goodwill transactions for the six months ended June 30, 2024 and the twelve months ended December 31, 2023 (in thousands):

2023
Balance at December 31, 2022	$26,763
Additions and purchase price allocation adjustments	10,422
Foreign exchange	276
Balance at December 31, 2023	$37,461

2024
Balance at December 31, 2023	$37,461
Additions and purchase price allocation adjustments	6,072
Foreign exchange	(439)
Balance at June 30, 2024	$43,094
Refer to Note 13 for discussion of recent acquisitions.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7.    INVENTORIES
The components of inventory are summarized as follows (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$12,112	$22,308
Work in process	1,953	6,230
Finished goods	83,526	77,971
	$97,591	$106,509

8.    DEBT
REVOLVING FACILITIES
The Company has a revolving credit facility providing for secured revolving loans and letters of credit in an aggregate amount of up to $125 million, which is subject to the terms of a credit agreement dated April 6, 2023 (the "Credit Agreement"). As of June 30, 2024 and December 31, 2023, the Company had outstanding balances of $11 million and $19 million under the Credit Agreement, respectively.
Borrowings under the Credit Agreement bear interest, at XPEL’s option, at a rate equal to either (a) Base Rate or (b) Adjusted Term SOFR. In addition to the applicable interest rate, the Credit Agreement includes a commitment fee ranging from 0.20% to 0.25% per annum for the unused portion of the aggregate commitment and an applicable margin ranging from 0.00% to 0.50% for Base Rate Loans and 1.00% to 1.50% for Adjusted Term SOFR Loans. At June 30, 2024, these rates were 8.5% and 6.4%, respectively. Both the margin applicable to the interest rate and the commitment fee are dependent on XPEL’s Consolidated Total Leverage Ratio. The Credit Agreement's maturity date is April 6, 2026. All capitalized terms in this description of the Credit Agreement that are not otherwise defined in this report have the meaning assigned to them in the Credit Agreement.
Obligations under the Credit Agreement are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in all of XPEL’s material property and assets.
The terms of the Credit Agreement include certain affirmative and negative covenants that require, among other things, XPEL to maintain legal existence and remain in good standing, comply with applicable laws, maintain accounting records, deliver financial statements and certifications on a timely basis, pay taxes as required by law, and maintain insurance coverage, as well as to forgo certain specified future activities that might otherwise encumber XPEL. The Credit Agreement provides for two financial covenants, as follows:
As of the last day of each fiscal quarter:
1.XPEL shall not allow its Consolidated Total Leverage Ratio to exceed 3.50 to 1.00, and
2.XPEL shall not allow its Consolidated Interest Coverage Ratio to be less than 3.00 to 1.00

The Company also has a CAD $4.5 million revolving credit facility through HSBC Bank Canada, and is maintained by XPEL Canada Corp., a wholly-owned subsidiary of XPEL. This Canadian facility is utilized to fund the Company's working capital needs in Canada. This facility bears interest at HSBC Canada Bank’s prime rate plus 0.25% per annum and is guaranteed by the parent company. As of June 30, 2024 and December 31, 2023, no balance was outstanding on this line of credit.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of June 30, 2024 and December 31, 2023, the Company was in compliance with all debt covenants.

9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following table presents significant accounts payable and accrued liability balances as of the periods ending (in thousands):

	June 30, 2024	December 31, 2023
Trade payables	$17,643	$24,233
Payroll liabilities	3,846	4,296
Contract liabilities	985	761
Acquisition holdback payments	612	868
Other liabilities	3,158	2,286
	$26,244	$32,444
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

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Liabilities measured at fair value on a recurring basis as of the dates noted below are as follows (in thousands):

	June 30, 2024	December 31, 2023
Level 3:
Contingent Liabilities	$592	$815
Decreases in the fair value of level 3 contingent liabilities are reflected in general and administrative expenses in the Consolidated Statements of Income for the three and six months ended June 30, 2024.
11.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business activities, the Company may be contingently liable for litigation and claims including those pertaining to customers, suppliers and former employees. Management believes that adequate provisions have been recorded in the accounts where required. Management also has determined that the likelihood of any litigation and claims having a material impact on our results of operations, cash flows or financial position is remote.
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
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands except per share values):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator	2024	2023	2024	2023
Net income	$15,033	$15,741	$21,699	$27,174
Denominator
Weighted average basic shares	27,635	27,619	27,633	27,617
Dilutive effect of restricted stock units	2	12	4	12
Weighted average diluted shares	27,637	27,631	27,637	27,629
Earnings per share
Basic	$0.54	$0.57	$0.79	$0.98
Diluted	$0.54	$0.57	$0.79	$0.98
13.    ACQUISITIONS OF BUSINESSES
During 2024, we have acquired certain companies for an aggregate purchase price of $6.9 million. These acquisitions were primarily completed to increase the geographical footprint of our installation service businesses and to expand our product offerings into new applications.
The purchase agreements for transactions completed during the six months ended June 30, 2024 provide for customary purchase price adjustments related to acquired working capital and earn out considerations. These purchase price adjustments have not yet been completed. Additionally, our valuation models related to identified intangible assets included in these acquisitions are also not yet finalized. As a result, the purchase price accounting presented below is preliminary in nature. We

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
anticipate finalizing the accounting for these acquisitions during the first three months of 2025. The total preliminary purchase price for acquisitions completed during the six months ended June 30 2024 is as follows (in thousands):

Aggregate Purchase Price
Cash[1]	$6,765
Contingent consideration	100
$6,865

Aggregate Allocation
Cash	$231
Other Working Capital	170
Property, equipment, and operating lease assets	2,888
Trade name[3]	200
Acquired patterns[3]	221
Customer Relationships[3]	211
Goodwill[2]	5,775
Operating lease liabilities	(2,831)
$6,865
[1]Total cash consideration is comprised of amounts paid on closing dates plus holdback amounts to be paid in the future net of working capital deficiencies to be reclaimed from seller.

[2] The full value of this acquired goodwill is expected to be tax deductible.

[3]The weighted average useful life of acquired amortizable intangible assets is 6 years.

Acquisitions completed during the six months ended June 30, 2024 have not yet contributed substantially to our consolidated operating results. The following unaudited pro forma financial information presents our results, including expenses relating to the amortization of intangibles purchased, as if the acquisitions completed during the six months ended June 30, 2024 had occurred on January 1, 2024 and 2023, respectively (in thousands):

	Six Months Ended
	June 30,
	2024	2023
Revenue	$202,946	$191,874
Net income	$22,308	$27,378
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
Valuations and purchase price allocations for acquisitions completed in the latter half of 2023 remain preliminary in nature pending the final valuation of certain acquired intangible assets. These valuations and purchase price allocations will be completed by the fourth quarter of 2024.

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
We believe the items we have outlined above are important factors that could cause estimates included in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf.  We have discussed these factors in more detail in the Annual Report. These factors are not necessarily all of the factors that could affect us. Unpredictable or unanticipated factors that we have not discussed in this Report could also have material adverse effects on actual results. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our shareholders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution when considering our forward-looking statements.

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

The following table is a reconciliation of Net income to EBITDA for the three and six months ended June 30, 2024 and 2023 (in thousands):

	(Unaudited)			(Unaudited)
	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Net Income	$15,033	$15,741	(4.5)%	$21,699	$27,174	(20.1)%
Interest	392	338	16.0%	865	860	0.6%
Taxes	3,486	4,080	(14.6)%	5,303	7,064	(24.9)%
Depreciation	1,471	1,058	39.0%	2,804	2,030	38.1%
Amortization	1,442	1,211	19.1%	2,852	2,372	20.2%
EBITDA	$21,824	$22,428	(2.7)%	$33,523	$39,500	(15.1)%
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
Results of Operations
The following table summarizes the Company’s consolidated results of operations for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30, 2024	% of Total Revenue	Three Months Ended June 30, 2023	% of Total Revenue	$ Change	% Change
Total revenue	$109,917	100.0%	$102,237	100.0%	$7,680	7.5%
Total cost of sales	62,052	56.5%	58,243	57.0%	3,809	6.5%
Gross margin	47,865	43.5%	43,994	43.0%	3,871	8.8%
Total operating expenses	28,679	26.1%	23,803	23.3%	4,876	20.5%
Operating income	19,186	17.5%	20,191	19.7%	(1,005)	(5.0)%
Other expenses	667	0.6%	370	0.4%	297	80.3%
Income tax	3,486	3.2%	4,080	4.0%	(594)	(14.6)%
Net income	$15,033	13.7%	$15,741	15.4%	$(708)	(4.5)%

	Six Months Ended June 30, 2024	% of Total Revenue	Six Months Ended June 30, 2023	% of Total Revenue	$ Change	% Change
Total revenue	$200,021	100.0%	$188,078	100.0%	$11,943	6.4%
Total cost of sales	114,280	57.1%	108,125	57.5%	6,155	5.7%
Gross margin	85,741	42.9%	79,953	42.5%	5,788	7.2%
Total operating expenses	57,326	28.7%	44,834	23.8%	12,492	27.9%
Operating income	28,415	14.2%	35,119	18.7%	(6,704)	(19.1)%
Other expenses	1,413	0.7%	881	0.5%	532	60.4%
Income tax	5,303	2.7%	7,064	3.8%	(1,761)	(24.9)%
Net income	$21,699	10.8%	$27,174	14.4%	$(5,475)	(20.1)%
The following table summarizes revenue results for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		%	% of Total Revenue
	2024	2023	Inc (Dec)	2024	2023
Product Revenue
Paint protection film	$57,315	$56,491	1.5%	52.1%	55.3%
Window film	22,018	20,312	8.4%	20.0%	19.9%
Other	3,867	4,103	(5.8)%	3.5%	4.0%
Total	$83,200	$80,906	2.8%	75.7%	79.1%

Service Revenue
Software	$1,991	$1,546	28.8%	1.8%	1.5%
Cutbank credits	4,782	4,699	1.8%	4.4%	4.6%
Installation labor	19,458	14,530	33.9%	17.7%	14.2%
Training and other	486	556	(12.6)%	0.4%	0.5%
Total	$26,717	$21,331	25.2%	24.3%	20.9%

Total	$109,917	$102,237	7.5%	100.0%	100.0%

	Six Months Ended June 30,		%	% of Total Revenue
	2024	2023	Inc (Dec)	2024	2023
Product Revenue
Paint protection film	$106,326	$106,039	0.3%	53.2%	56.4%
Window film	36,567	35,293	3.6%	18.3%	18.8%
Other	7,159	6,882	4.0%	3.6%	3.7%
Total	$150,052	$148,214	1.2%	75.0%	78.8%

Service Revenue
Software	$3,919	$3,004	30.5%	2.0%	1.6%
Cutbank credits	8,799	8,729	0.8%	4.4%	4.6%
Installation labor	36,165	26,929	34.3%	18.1%	14.3%
Training and other	1,086	1,202	(9.7)%	0.5%	0.6%
Total	$49,969	$39,864	25.3%	25.0%	21.2%

Total	$200,021	$188,078	6.4%	100.0%	100.0%
Because many of our international customers require us to ship their orders to freight forwarders located in the United States, we cannot be certain about the ultimate destination of the product. The following table represents our estimate of sales by geographic regions based on our understanding of ultimate product destination based on customer interactions, customer locations and other factors for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		%	% of Total Revenue
	2024	2023	Inc (Dec)	2024	2023
United States	$64,902	$59,149	9.7%	59.0%	57.9%
China	4,401	8,103	(45.7)%	4.0%	7.9%
Canada	13,274	11,851	12.0%	12.1%	11.6%
Continental Europe	11,355	9,689	17.2%	10.3%	9.5%
United Kingdom	3,689	3,630	1.6%	3.4%	3.6%
Middle East/Africa	4,803	4,109	16.9%	4.4%	4.0%
Asia Pacific	4,334	3,314	30.8%	3.9%	3.2%
Latin America	3,159	2,119	49.1%	2.9%	2.1%
Other	—	273	(100.0)%	0.0%	0.2%
Total	$109,917	$102,237	7.5%	100.0%	100.0%

	Six Months Ended June 30,		%	% of Total Revenue
	2024	2023	Inc (Dec)	2024	2023
United States	$116,950	$110,226	6.1%	58.5%	58.6%
China	5,852	14,750	(60.3)%	2.9%	7.8%
Canada	24,354	20,443	19.1%	12.2%	10.9%
Continental Europe	21,571	17,649	22.2%	10.8%	9.4%
United Kingdom	7,175	6,721	6.8%	3.6%	3.6%
Middle East/Africa	9,945	7,605	30.8%	5.0%	4.0%
Asia Pacific	8,084	5,959	35.7%	4.0%	3.2%
Latin America	6,090	4,292	41.9%	3.0%	2.3%
Other	—	433	(100.0)%	0.0%	0.2%
Total	$200,021	$188,078	6.4%	100.0%	100.0%
Product Revenue. Product revenue for the three months ended June 30, 2024 increased 2.8% over the three months ended June 30, 2023. Product revenue represented 75.7% of our total revenue compared to 79.1% in the three months ended June 30, 2023. Revenue from our paint protection film product line increased 1.5% over the three months ended June 30, 2023. Paint protection film sales represented 52.1% and 55.3% of our total consolidated revenues for the three months ended June 30, 2024 and 2023, respectively. The total increase in paint protection film sales was due to increased demand for our film products across multiple regions mostly offset by lower sales into China. Sales into China continue to be negatively impacted as our distributor continues to work through excess inventory levels accumulated in the fourth quarter of last year.
Revenue from our window film product line grew 8.4% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Window film sales represented 20.0% and 19.9% of our total consolidated revenues for the three months ended June 30, 2024 and 2023, respectively. This increase was driven by continued demand resulting from increased product adoption in multiple regions. Architectural window film revenue increased 29.6% compared to the three months ended June 30, 2023, to $3.1 million, and represented 14.1% of total window film revenue and 2.8% of total revenue for the three months ended June 30, 2024. This increase was due mainly to increased product awareness and adoption in many of our regions.
Other product revenue for the three months ended June 30, 2024 decreased 5.8% compared to the three months ended June 30, 2023 due primarily to a decrease in our ceramic coating product revenue. Revenue for our FUSION product line for the three months ended June 30, 2024 was $1.7 million compared to $1.8 million for the three months ended June 30, 2023.
Geographically, outside of China, we experienced continued growth in most of our regions including 9.7% growth in the US region. These increases were primarily due to increasing product awareness and adoption.
Product revenue for the six months ended June 30, 2024 increased 1.2% over the six months ended June 30, 2023. Product revenue represented 75.0% of our consolidated revenue compared to 78.8% in the six months ended June 30, 2023. Revenue from our paint protection film product line increased 0.3% over the six months ended June 30, 2023. Paint protection film sales represented 53.2% and 56.4% of our consolidated revenues for the six months ended June 30, 2024 and 2023, respectively.
Revenue from our window film grew 3.6% compared to the six months ended June 30, 2023. Window film sales represented 18.3% and 18.8% of our total consolidated revenues for the six months ended June 30, 2024 and 2023, respectively. This increase was driven by continued demand resulting from increased product adoption in multiple regions partially offset by weakness in China during the first quarter of this year. Architectural window film revenue increased 30.9% compared to the six months ended June 30, 2023 to $4.9 million and represented 13.3% of total window film revenue and 2.4% of total revenue. This increase was driven by increased demand for our architectural window films resulting from increased product awareness and adoption.
Other product revenue for the six months ended June 30, 2024 increased 4.0% compared to the six months ended June 30, 2023. Our FUSION ceramic coating product revenue grew 5.7% compared to the six months ended June 30, 2023 to $3.1 million.
Geographically, we saw revenue growth in most regions during the six months ended June 30, 2024. These increases were due primarily to increased product awareness and attach rates.
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
Service revenue grew 25.2% over the three months ended June 30, 2023. Within this category, software revenue increased 28.8% over the three months ended June 30, 2023. This increase was due to an increase in total subscribers to our DAP software. Cutbank credit revenue increased 1.8% from the three months ended June 30, 2023 which is comparable to the associated growth in paint protection film revenue. Installation labor revenue increased 33.9% over the three months ended June 30, 2023 due mainly to increased demand across our dealership services and OEM networks.
Service revenue for the six months ended June 30, 2024 grew 25.3% over the six months ended June 30, 2023. Within this category, software revenue grew 30.5% over the six months ended June 30, 2023. This increase was due to an increase in total subscribers to our DAP software. Cutbank credit revenue increased 0.8% over the six months ended June 30, 2023 which is comparable to associated growth in paint protection film revenue. Installation labor revenue increased 34.3% over the six months ended June 30, 2023 due mainly to increased demand across our dealership services and OEM networks.
Total installation revenue (labor and product combined) increased 33.9% over the three months ended June 30, 2023. This represented 21.1% and 16.9% of our total consolidated revenue for the three months ended June 30, 2024 and 2023, respectively. These increases were primarily due to increased demand across our dealership services and OEM networks. Total installation revenue increased 34.3% over the six months ended June 30, 2023. This represented 21.5% and 17.0% of our total consolidated revenue for the six months ended June 30, 2024 and 2023, respectively. These increases were primarily due to increased demand across our dealership services and OEM networks. Adjusted product revenue, which combines the cutbank credit revenue service component with product revenue, increased 2.8% over the three months ended June 30, 2023. Adjusted product revenue increased 1.2% over the six months ended June 30, 2023.
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
Product costs for the three months ended June 30, 2024 increased 3.5% over the three months ended June 30, 2023. Cost of product sales represented 46.6% and 48.5% of total revenue in the three months ended June 30, 2024 and 2023, respectively. Cost of service revenue grew 24.1% during the three months ended June 30, 2024. For both product and service, cost of sales increased commensurate with the related growth in revenue. Refer to the Gross Margin section below for discussion of this cost relative to revenue.
Product costs for the six months ended June 30, 2024 increased 1.8% over the six months ended June 30, 2023. Cost of product sales represented 46.7% and 48.8% of total revenue in the six months ended June 30, 2024 and 2023, respectively. Cost of service revenue grew 27.4% during the six months ended June 30, 2024. For both product and service, cost of sales increased commensurate with the related growth in revenue. Refer to the Gross Margin section below for discussion of this cost relative to revenue.
Gross Margin
Gross margin for the three months ended June 30, 2024 grew approximately $3.9 million, or 8.8%, compared to the three months ended June 30, 2023. For the three months ended June 30, 2024, gross margin represented 43.5% of revenue compared to 43.0% for the three months ended June 30, 2023.
Gross margin for the six months ended June 30, 2024 grew approximately $5.8 million, or 7.2%, compared to the six months ended June 30, 2023. For the six months ended June 30, 2024, gross margin represented 42.9% of revenue compared to 42.5% for the six months ended June 30, 2023.
The following table summarizes gross margin for product and services for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		%	% of Category Revenue
	2024	2023	Inc (Dec)	2024	2023
Product margin	$31,926	$31,349	1.8%	38.4%	38.7%
Service margin	15,939	12,645	26.0%	59.7%	59.3%
Total	$47,865	$43,994	8.8%	43.5%	43.0%

	Six Months Ended June 30,		%	% of Category Revenue
	2024	2023	Inc (Dec)	2024	2023
Product margin	$56,643	$56,477	0.3%	37.7%	38.1%
Service margin	29,098	23,476	23.9%	58.2%	58.9%
Total	$85,741	$79,953	7.2%	42.9%	42.5%
Product gross margin for the three months ended June 30, 2024 increased approximately $0.6 million, or 1.8%, over the three months ended June 30, 2023 and represented 38.4% and 38.7% of total product revenue for the three months ended June 30, 2024 and 2023, respectively. This decrease in product gross margin percentage was primarily due to lower product revenue and increases in non-bill of material costs contained with in product cost of goods sold.
Product gross margin for the six months ended June 30, 2024 increased approximately $0.2 million, or 0.3%, over the six months ended June 30, 2023 and represented 37.7% and 38.1% of total product revenue for the six months ended June 30, 2024 and 2023, respectively. This decrease in product gross margin percentage was primarily due to lower product revenue and increases in non-bill of material costs contained with in product cost of goods sold.
Service gross margin increased approximately $3.3 million, or 26.0%, over the three months ended June 30, 2023. This represented 59.7% and 59.3% of total service revenue for the three months ended

June 30, 2024 and 2023, respectively. This increase in service gross margin percentage was primarily due to operating leverage across our installation networks.
Service gross margin increased approximately $5.6 million, or 23.9%, over the six months ended June 30, 2023. This represented 58.2% and 58.9% of total service revenue for the six months ended June 30, 2024 and 2023, respectively. This decrease in gross margin percentage was primarily due to a higher percentage mix of lower margin service revenue and cost inefficiencies associated with lower revenue in our Company-owned installation facilities.
Operating Expenses
Sales and marketing expenses for the three months ended June 30, 2024 increased 26.2% compared to the same period in 2023. We incurred approximately $1.5 million in costs in the prior year quarter related to our annual dealer conference. Normalizing for these costs, sales and marketing expense increased approximately 55%. This increase was due to increased personnel and marketing costs incurred to support the ongoing growth of the business as the Company increased its marketing efforts to dealerships and end customers. These expenses represented 9.4% and 8.0% of total consolidated revenue for the three months ended June 30, 2024 and 2023, respectively.
For the six months ended June 30, 2024, sales and marketing expenses increased 39.4% compared to the same period in 2023. This increase was due to increased personnel and marketing costs incurred to support the ongoing growth of the business. These expenses represented 10.3% and 7.9% of total consolidated revenue for the six months ended June 30, 2024 and 2023, respectively.
General and administrative expenses grew approximately $2.7 million, or 17.5% over the three months ended June 30, 2023. This increase in cost was due primarily to increases in personnel, occupancy costs and professional fees to support our ongoing growth. These costs represented 16.7% and 15.3% of total consolidated revenue for the three months ended June 30, 2024 and 2023, respectively.
General and administrative expenses grew approximately $6.6 million, or 22.1% over the six months ended June 30, 2023. This increase in cost was due primarily to increases in personnel, occupancy costs and professional fees to support our ongoing growth. These costs represented 18.3% and 16.0% of total consolidated revenue for the six months ended June 30, 2024 and 2023, respectively.
Income Tax Expense
Income tax expense for the three months ended June 30, 2024 decreased $0.6 million from the three months ended June 30, 2023. Our effective tax rate was 18.8% for the three months ended June 30, 2024 compared with 20.6% for the three months ended June 30, 2023. The decrease in the effective tax rate was due primarily to tax benefits associated with increased research and development expenditures.
Income tax expense for the six months ended June 30, 2024 decreased $1.8 million from the same period in 2023, Our effective tax rate was 19.6% for the six months ended June 30, 2024 compared with 20.6% for the six months ended June 30, 2023.
Net Income
Net income for the three months ended June 30, 2024 decreased 4.5% to $15.0 million.
Net income for the six months ended June 30, 2024 decreased 20.1% to $21.7 million.

Liquidity and Capital Resources
Our primary sources of liquidity are available cash and cash equivalents, cash flows provided by operations, and borrowings under our credit facilities. As of June 30, 2024, we had cash and cash equivalents of $15.0 million. For the six months ended June 30, 2024, cash provided by operations was $21.9 million. We currently have $117.3 million of credit available to us under our credit facilities. We expect available cash, internally generated funds, and borrowings from our committed credit facilities to be sufficient to support working capital needs, capital expenditures (including acquisitions), and our debt service obligations. We are focused on continuing to generate positive operating cash to fund our operational and capital investment initiatives. We believe we have sufficient liquidity to operate for at least the next 12 months from the date of filing this report.
Operating activities. Cash provided by operations for the six months ended June 30, 2024 was $21.9 million compared to $27.4 million during the six months ended June 30, 2023. This reduction in cash flows from operating activities was due mainly to reduced profitability in the current year.
Investing activities. Cash used in investing activities totaled approximately $10.6 million during the six months ended June 30, 2024 compared to $8.3 million during the six months ended June 30, 2023. This increase was due primarily to higher acquisition-related payments during 2024.
Financing activities. Cash flows used in financing activities during the six months ended June 30, 2024 totaled $8.1 million compared to cash flows provided by financing activities during the same period in the prior year of $13.1 million. This change was due primarily to the timing of repayments on our credit facility.
Debt and contingent obligations as of June 30, 2024 and December 31, 2023 totaled approximately $11.9 million and $19.9 million, respectively.
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
Credit Facilities
The Company has a revolving credit facility providing for secured revolving loans and letters of credit in an aggregate amount of up to $125 million, which is subject to the terms of a credit agreement dated April 6, 2023 (the "Credit Agreement"). As of June 30, 2024 and December 31, 2023, the Company had outstanding balances of $11 million and $19 million under the Credit Agreement, respectively.
Borrowings under the Credit Agreement bear interest, at XPEL’s option, at a rate equal to either (a) Base Rate or (b) Adjusted Term SOFR. In addition to the applicable interest rate, the Credit Agreement includes a commitment fee ranging from 0.20% to 0.25% per annum for the unused portion of the aggregate commitment and an applicable margin ranging from 0.00% to 0.50% for Base Rate Loans and 1.00% to 1.50% for Adjusted Term SOFR Loans. At June 30, 2024, these rates were 8.5% and 6.4%, respectively. Both the margin applicable to the interest rate and the commitment fee are dependent on XPEL’s Consolidated Total Leverage Ratio. The Credit Agreement's maturity date is April 6, 2026. All capitalized terms in this description of the Credit Agreement that are not otherwise defined in this report have the meaning assigned to them in the Credit Agreement.
Obligations under the Credit Agreement are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in all of XPEL’s material property and assets.
The terms of the Credit Agreement include certain affirmative and negative covenants that require, among other things, XPEL to maintain legal existence and remain in good standing, comply with applicable laws, maintain accounting records, deliver financial statements and certifications on a timely basis, pay taxes as required by law, and maintain insurance coverage, as well as to forgo certain specified future activities that might otherwise encumber XPEL. The Credit Agreement provides for 2 financial covenants, as follows:
As of the last day of each fiscal quarter:
1.XPEL shall not allow its Consolidated Total Leverage Ratio to exceed 3.50 to 1.00, and
2.XPEL shall not allow its Consolidated Interest Coverage Ratio to be less than 3.00 to 1.00

The Company also has a CAD $4.5 million revolving credit facility through HSBC Bank Canada, and is maintained by XPEL Canada Corp., a wholly-owned subsidiary of XPEL. This Canadian facility is utilized to fund the Company's working capital needs in Canada. This facility bears interest at HSBC Canada Bank’s prime rate plus 0.25% per annum and is guaranteed by the parent company. As of June 30, 2024 and December 31, 2023, no balance was outstanding on this line of credit.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar, the Euro, the Mexican Peso, the New Taiwanese Dollar, the Australian Dollar, the Indian Rupee and the Chinese Yuan. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive loss, a component of stockholders’ equity in our condensed consolidated balance sheets. We do not currently hedge our exposure to potential foreign currency translation adjustments.
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

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description	Method of Filing

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	The following materials from XPEL’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income, (iv) the unaudited Consolidated Statements of Equity, (v) the unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XPEL, Inc. (Registrant)

	By:	/s/ Barry R. Wood
Barry R. Wood
Senior Vice President and Chief Financial Officer
August 9, 2024		(Authorized Officer and Principal Financial and Accounting Officer)