Form 10-Q
period 2024-09-30
XPEL, Inc.
filed 2024-11-08
CIK 1767258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The registrant had 27,647,640 shares of common stock outstanding as of November 8, 2024.

Part I. Financial Information
Item 1. Financial Statements
XPEL, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	(Unaudited)	(Audited)
	September 30, 2024	December 31, 2023
Assets
Current
Cash and cash equivalents	$20,986	$11,609
Accounts receivable, net	29,583	24,111
Inventory, net	101,592	106,509
Prepaid expenses and other current assets	6,296	3,529
Income tax receivable	264	696
Total current assets	158,721	146,454
Property and equipment, net	17,851	16,980
Right-of-use lease assets	18,380	15,459
Intangible assets, net	33,601	34,905
Other non-current assets	1,141	782
Goodwill	43,347	37,461
Total assets	$273,041	$252,041
Liabilities
Current
Current portion of notes payable	$66	$62
Current portion lease liabilities	4,820	3,966
Accounts payable and accrued liabilities	31,634	32,444
Total current liabilities	36,520	36,472
Deferred tax liability, net	1,252	2,658
Other long-term liabilities	1,077	890
Borrowings on line of credit	—	19,000
Non-current portion of lease liabilities	15,205	12,715
Non-current portion of notes payable	260	317
Total liabilities	54,314	72,052
Commitments and Contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.001 par value; authorized 10,000,000; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,647,223 and 27,630,025 issued and outstanding, respectively	28	28
Additional paid-in-capital	14,700	12,546
Accumulated other comprehensive loss	(1,216)	(1,209)
Retained earnings	205,215	168,624
Total stockholders’ equity	218,727	179,989
Total liabilities and stockholders’ equity	$273,041	$252,041
See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Product revenue	$86,950	$81,125	$237,002	$229,339
Service revenue	25,902	21,552	75,871	61,416
Total revenue	112,852	102,677	312,873	290,755

Cost of Sales
Cost of product sales	53,967	51,876	147,376	143,613
Cost of service	10,969	9,272	31,840	25,660
Total cost of sales	64,936	61,148	179,216	169,273
Gross Margin	47,916	41,529	133,657	121,482

Operating Expenses
Sales and marketing	10,637	7,730	31,308	22,554
General and administrative	18,892	16,170	55,547	46,180
Total operating expenses	29,529	23,900	86,855	68,734

Operating Income	18,387	17,629	46,802	52,748

Interest expense	97	85	962	946
Foreign currency exchange (gain)/loss	(332)	398	216	419

Income before income taxes	18,622	17,146	45,624	51,383
Income tax expense	3,730	3,490	9,033	10,553
Net income	$14,892	$13,656	$36,591	$40,830

Earnings per share
Basic	$0.54	$0.49	$1.32	$1.48
Diluted	$0.54	$0.49	$1.32	$1.48
Weighted Average Number of Common Shares
Basic	27,642	27,623	27,636	27,620
Diluted	27,644	27,644	27,639	27,634

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Other comprehensive income
Net income	$14,892	$13,656	$36,591	$40,830
Foreign currency translation	1,150	(731)	(7)	24
Total comprehensive income	$16,042	$12,926	$36,584	$40,854

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands)

Stockholders' Equity - Three Months Ended September 30
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2023	27,620	$28	$11,730	$142,998	$(1,448)	$153,308
Net income	—	—	—	13,656	—	13,656
Foreign currency translation	—	—	—	—	(731)	(731)
Stock-based compensation	9	—	320	—	—	320
Balance as of September 30, 2023	27,629	28	12,050	156,654	(2,179)	166,553

Balance as of June 30, 2024	27,638	28	13,926	190,323	(2,366)	201,911
Net income	—	—	—	14,892	—	14,892
Foreign currency translation	—	—	—	—	1,150	1,150
Stock-based compensation	9	—	774	—	—	774
Balance as of September 30, 2024	27,647	$28	$14,700	$205,215	$(1,216)	$218,727

Stockholders' Equity - Nine Months Ended September 30
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	27,616	$28	$11,073	$115,824	$(2,203)	$124,722
Net income	—	—	—	40,830	—	40,830
Foreign currency translation	—	—	—	—	24	24
Stock-based compensation	13	—	977	—	—	977
Balance as of September 30, 2023	27,629	28	12,050	156,654	(2,179)	166,553

Balance as of December 31, 2023	27,630	28	12,546	168,624	(1,209)	179,989
Net income	—	—	—	36,591	—	36,591
Foreign currency translation	—	—	—	—	(7)	(7)
Stock-based compensation	17	—	2,154	—	—	2,154
Balance as of September 30, 2024	27,647	$28	$14,700	$205,215	$(1,216)	$218,727
See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$36,591	$40,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	4,308	3,229
Amortization of intangible assets	4,327	3,660
Gain on sale of property and equipment	(35)	(11)
Stock compensation	2,329	1,144
Provision for credit losses	279	216
Deferred income tax	(1,414)	(844)

Changes in assets and liabilities:
Accounts receivable, net	(5,475)	(9,483)
Inventory, net	5,174	(11,583)
Prepaid expenses and other current assets	(2,785)	(7,288)
Income taxes receivable and payable	370	320
Accounts payable and accrued liabilities	(2,172)	18,311
Net cash provided by operating activities	41,497	38,501
Cash flows used in investing activities
Purchase of property, plant and equipment	(5,085)	(4,741)
Proceeds from sale of property and equipment	40	20
Acquisition of businesses, net of cash acquired	(6,520)	(4,697)
Development of intangible assets	(1,421)	(798)
Net cash used in investing activities	(12,986)	(10,216)
Cash flows from financing activities
Net payments on revolving line of credit	(19,000)	(26,000)
RSUs withheld in lieu of payroll taxes	(175)	(167)
Repayments of notes payable	(44)	(77)
Net cash used in financing activities	(19,219)	(26,244)
Net change in cash and cash equivalents	9,292	2,041
Foreign exchange impact on cash and cash equivalents	85	277
Increase in cash and cash equivalents during the period	9,377	2,318
Cash and cash equivalents at beginning of period	11,609	8,056
Cash and cash equivalents at end of period	$20,986	$10,374

Supplemental schedule of non-cash activities
Non-cash lease financing	$6,210	$1,847
Issuance of common stock for vested restricted stock units	$900	$874
Supplemental cash flow information
Cash paid for income taxes	$10,256	$11,144
Cash paid for interest	$995	$1,000
See notes to condensed consolidated financial statements.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    INTERIM FINANCIAL INFORMATION
The accompanying (a) condensed consolidated balance sheet as of December 31, 2023, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024 and 2023 have been prepared by XPEL, Inc. (“XPEL” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns and seasonal, operating and other factors.
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
Accounts Receivable - Accounts receivable are shown net of allowances for expected credit losses of $0.2 million and $0.2 million as of September 30, 2024 and December 31, 2023, respectively. The Company evaluates the adequacy of its allowances by analyzing the aging of receivables, customer financial condition, historical collection experience, the value of any collateral and other economic and

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
industry factors. Actual collections may differ from historical experience, and if economic, business or customer conditions deteriorate significantly, adjustments to these reserves may be required. When the Company becomes aware of factors that indicate a change in a specific customer’s ability to meet its financial obligations, the Company records a specific reserve for credit losses.
Provisions and Warranties - We provide a warranty on our products. Liability under the warranty policy is based on a review of historical warranty claims. Adjustments are made to the accruals as claims and data experience warrant. Our liability for warranties as of September 30, 2024 and December 31, 2023 was $0.7 million and $0.4 million, respectively. The following tables present a summary of our accrued warranty liabilities for the nine months ended September 30, 2024 and the twelve months ended December 31, 2023 (in thousands):

2024
Warranty liability, January 1	$422
Warranties assumed in period	1,246
Payments	(990)
Warranty liability, September 30	$678

2023
Warranty liability, January 1	$234
Warranties assumed in period	768
Payments	(580)
Warranty liability, December 31	$422

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
The following table summarizes transactions within contract liabilities for the three and nine months ended September 30, 2024 (in thousands):

Balance, December 31, 2023	$761
Revenue recognized related to payments included in the December 31, 2023 balance	(696)
Payments received for which performance obligations have not been satisfied	276
Effect of foreign currency translation	(4)
Balance, March 31, 2024	337
Revenue recognized related to payments included in the March 31, 2024 balance	(284)
Payments received for which performance obligations have not been satisfied	935
Effect of foreign currency translation	(3)
Balance, June 30, 2024	985
Revenue recognized related to payments included in the June 30, 2024 balance	(926)
Payments received for which performance obligations have not been satisfied	643
Effect of foreign currency translation	22
Balance, September 30, 2024	$724
The table below sets forth the disaggregation of revenue by product category for the periods indicated below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product Revenue
Paint protection film	$60,545	$58,977	$166,870	$165,016
Window film	22,627	18,762	59,195	54,055
Other	3,778	3,386	10,937	10,268
Total	$86,950	$81,125	$237,002	$229,339

Service Revenue
Software	$2,041	$1,652	$5,959	$4,656
Cutbank credits	4,500	4,524	13,300	13,253
Installation labor	18,925	14,852	55,090	41,781
Training and other	436	524	1,522	1,726
Total	$25,902	$21,552	$75,871	$61,416

Total	$112,852	$102,677	$312,873	$290,755
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$64,565	$59,002	$181,515	$169,228
Canada	14,415	11,471	38,769	31,914
China	9,058	10,242	14,910	24,992
Continental Europe	9,058	8,705	30,629	26,354
United Kingdom	3,548	3,499	10,723	10,220
Middle East/Africa	5,286	3,909	15,231	11,514
Asia Pacific	4,095	3,233	12,179	9,192
Latin America	2,827	2,325	8,917	6,617
Other	—	291	—	724
Total	$112,852	$102,677	$312,873	$290,755
4.    PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Furniture and fixtures	$4,439	$3,844
Computer equipment	5,148	4,743
Vehicles	1,012	1,141
Equipment	6,031	5,685
Leasehold improvements	11,969	10,921
Plotters	4,884	4,315
Construction in Progress	378	201
Total property and equipment	33,861	30,850
Less: accumulated depreciation	16,010	13,870
Property and equipment, net	$17,851	$16,980
Depreciation expense for the three months ended September 30, 2024 and 2023 was $1.5 million and $1.2 million, respectively. For the nine months ended September 30, 2024 and 2023, depreciation expense was $4.3 million and $3.2 million, respectively.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5.    INTANGIBLE ASSETS, NET
Intangible assets consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Trademarks	$1,145	$864
Software	7,284	5,919
Trade name	2,030	1,918
Contractual and customer relationships	41,890	40,866
Non-compete	441	447
Other	741	510
Total at cost	53,531	50,524
Less: Accumulated amortization	19,930	15,619
Intangible assets, net	$33,601	$34,905
Amortization expense for the three months ended September 30, 2024 and 2023 was $1.5 million and $1.3 million, respectively. For the nine months ended September 30, 2024 and 2023, amortization expense was $4.3 million and $3.7 million, respectively.
6.    GOODWILL
The following table summarizes goodwill transactions for the nine months ended September 30, 2024 and 2023 (in thousands):

2023
Balance at December 31, 2022	$26,763
Additions and purchase price allocation adjustments	10,422
Foreign exchange	276
Balance at December 31, 2023	$37,461

2024
Balance at December 31, 2023	$37,461
Additions and purchase price allocation adjustments	5,861
Foreign exchange	25
Balance at September 30, 2024	$43,347
Refer to Note 13 for discussion of recent acquisitions.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7.    INVENTORIES
The components of inventory are summarized as follows (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$12,109	$22,308
Work in process	956	6,230
Finished goods	88,527	77,971
	$101,592	$106,509

8.    DEBT
REVOLVING FACILITIES
The Company has a revolving credit facility providing for secured revolving loans and letters of credit in an aggregate amount of up to $125 million, which is subject to the terms of a credit agreement dated April 6, 2023 (the "Credit Agreement"). As of September 30, 2024, no balance was outstanding under the Credit Agreement. At December 31, 2023, the Company had an outstanding balance of $19 million under the Credit Agreement.
Borrowings under the Credit Agreement bear interest, at XPEL’s option, at a rate equal to either (a) Base Rate or (b) Adjusted Term SOFR. In addition to the applicable interest rate, the Credit Agreement includes a commitment fee ranging from 0.20% to 0.25% per annum for the unused portion of the aggregate commitment and an applicable margin ranging from 0.00% to 0.50% for Base Rate Loans and 1.00% to 1.50% for Adjusted Term SOFR Loans. At September 30, 2024, these rates were 8.0% and 6.3%, respectively. Both the margin applicable to the interest rate and the commitment fee are dependent on XPEL’s Consolidated Total Leverage Ratio. The Credit Agreement's maturity date is April 6, 2026. All capitalized terms in this description of the Credit Agreement that are not otherwise defined in this report have the meaning assigned to them in the Credit Agreement.
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

The Company also has a CAD $4.5 million revolving credit facility through HSBC Bank Canada, and is maintained by XPEL Canada Corp., a wholly-owned subsidiary of XPEL. This Canadian facility is utilized to fund the Company's working capital needs in Canada. This facility bears interest at HSBC Canada Bank’s prime rate plus 0.25% per annum and is guaranteed by the parent company. As of September 30, 2024 and December 31, 2023, no balance was outstanding on this line of credit.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of September 30, 2024 and December 31, 2023, the Company was in compliance with all debt covenants.

9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following table presents significant accounts payable and accrued liability balances as of the periods ending (in thousands):

	September 30, 2024	December 31, 2023
Trade payables	$21,878	$24,233
Payroll liabilities	4,589	4,296
Contract liabilities	724	761
Acquisition holdback payments	628	868
Other liabilities	3,815	2,286
	$31,634	$32,444
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

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Liabilities measured at fair value on a recurring basis as of the dates noted below are as follows (in thousands):

	September 30, 2024	December 31, 2023
Level 3:
Contingent Liabilities	$1,091	$815
Decreases in the fair value of level 3 contingent liabilities are reflected in general and administrative expenses in the Consolidated Statements of Income for the three and nine months ended September 30, 2024.
11.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business activities, the Company may be contingently liable for litigation and claims including those pertaining to customers, suppliers and former employees. Management believes that adequate provisions have been recorded in the accounts where required. Management also has determined that the likelihood of any class action or other litigation and claims having a material impact on our results of operations, cash flows or financial position is remote.
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
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands except per share values):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator	2024	2023	2024	2023
Net income	$14,892	$13,656	$36,591	$40,830
Denominator
Weighted average basic shares	27,642	27,623	27,636	27,620
Dilutive effect of restricted stock units	2	21	3	14
Weighted average diluted shares	27,644	27,644	27,639	27,634
Earnings per share
Basic	$0.54	$0.49	$1.32	$1.48
Diluted	$0.54	$0.49	$1.32	$1.48
13.    ACQUISITIONS OF BUSINESSES
During 2024, we have acquired certain companies for an aggregate purchase price of $8.0 million. These acquisitions were primarily completed to increase the geographical footprint of our installation service businesses and to expand our product offerings into new applications.
Our valuation models related to the contingent liabilities, identified intangible assets, and goodwill included in these acquisitions are not yet finalized and these figures are presented on a preliminary basis. Accounting for these items will be finalized within 12 months of each acquisition date. Purchase price

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
allocations for other acquired items is finalized. Accordingly, the total preliminary purchase price for acquisitions completed during the nine months ended September 30, 2024 is as follows (in thousands):

Aggregate Purchase Price
Cash[1]	$7,276
Contingent consideration	700
$7,976

Aggregate Allocation
Cash	$231
Other Working Capital	445
Property, equipment, and operating lease assets	2,927
Trade name[2]	288
Acquired patterns[2]	222
Customer Relationships[2]	1,099
Goodwill[3]	5,595
Operating lease liabilities	(2,831)
$7,976
[1]Total cash consideration is comprised of amounts paid on closing dates plus holdback amounts to be paid in the future net of working capital deficiencies to be reclaimed from seller.

[2]The weighted average useful life of acquired amortizable intangible assets is 9 years.

[3]The full value of this acquired goodwill is expected to be tax deductible.

Acquisitions completed during the nine months ended September 30, 2024 have not yet contributed substantially to our consolidated operating results. The following unaudited pro forma financial information presents our results, including expenses relating to the amortization of intangibles purchased, as if the acquisitions completed during the nine months ended September 30, 2024 had occurred on January 1, 2024 and 2023, respectively (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Revenue	$316,671	$297,444
Net income	$36,848	$41,134
The unaudited consolidated pro forma combined financial information does not purport to be indicative of the results which would have been obtained had the acquisitions been completed as of the beginning of the earliest period presented or of results that may be obtained in the future. In addition, this financial information does not include any benefits that may result from the acquisition due to synergies that may be derived from the elimination of any duplicative costs.
Valuations and purchase price allocations for acquisitions completed in the latter half of 2023 have been finalized with minor changes to goodwill and other acquired intangible assets.

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

The following table is a reconciliation of Net income to EBITDA for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	(Unaudited)			(Unaudited)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Net Income	$14,892	$13,656	9.1%	$36,591	$40,830	(10.4)%
Interest	97	85	14.1%	962	946	1.7%
Taxes	3,730	3,490	6.9%	9,033	10,553	(14.4)%
Depreciation	1,504	1,199	25.4%	4,308	3,229	33.4%
Amortization	1,475	1,288	14.5%	4,327	3,660	18.2%
EBITDA	$21,698	$19,718	10.0%	$55,221	$59,218	(6.7)%
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
Results of Operations
The following table summarizes the Company’s consolidated results of operations for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended September 30, 2024	% of Total Revenue	Three Months Ended September 30, 2023	% of Total Revenue	$ Change	% Change
Total revenue	$112,852	100.0%	$102,677	100.0%	$10,175	9.9%
Total cost of sales	64,936	57.5%	61,148	59.6%	3,788	6.2%
Gross margin	47,916	42.5%	41,529	40.4%	6,387	15.4%
Total operating expenses	29,529	26.2%	23,900	23.3%	5,629	23.6%
Operating income	18,387	16.3%	17,629	17.2%	758	4.3%
Other (income) expense	(235)	(0.2)%	483	0.5%	(718)	(148.7)%
Income tax	3,730	3.3%	3,490	3.4%	240	6.9%
Net income	$14,892	13.2%	$13,656	13.3%	$1,236	9.1%

	Nine Months Ended September 30, 2024	% of Total Revenue	Nine Months Ended September 30, 2023	% of Total Revenue	$ Change	% Change
Total revenue	$312,873	100.0%	$290,755	100.0%	$22,118	7.6%
Total cost of sales	179,216	57.3%	169,273	58.2%	9,943	5.9%
Gross margin	133,657	42.7%	121,482	41.8%	12,175	10.0%
Total operating expenses	86,855	27.8%	68,734	23.6%	18,121	26.4%
Operating income	46,802	15.0%	52,748	18.1%	(5,946)	(11.3)%
Other expense	1,178	0.4%	1,365	0.5%	(187)	(13.7)%
Income tax	9,033	2.9%	10,553	3.6%	(1,520)	(14.4)%
Net income	$36,591	11.7%	$40,830	14.0%	$(4,239)	(10.4)%
The following table summarizes revenue results for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended September 30,		%	% of Total Revenue
	2024	2023	Inc (Dec)	2024	2023
Product Revenue
Paint protection film	$60,545	$58,977	2.7%	53.6%	57.4%
Window film	22,627	18,762	20.6%	20.1%	18.3%
Other	3,778	3,386	11.6%	3.3%	3.3%
Total	$86,950	$81,125	7.2%	77.0%	79.0%

Service Revenue
Software	$2,041	$1,652	23.5%	1.8%	1.6%
Cutbank credits	4,500	4,524	(0.5)%	4.0%	4.4%
Installation labor	18,925	14,852	27.4%	16.8%	14.5%
Training and other	436	524	(16.8)%	0.4%	0.5%
Total	$25,902	$21,552	20.2%	23.0%	21.0%

Total	$112,852	$102,677	9.9%	100.0%	100.0%

	Nine Months Ended September 30,		%	% of Total Revenue
	2024	2023	Inc (Dec)	2024	2023
Product Revenue
Paint protection film	$166,870	$165,016	1.1%	53.3%	56.8%
Window film	59,195	54,055	9.5%	18.9%	18.6%
Other	10,937	10,268	6.5%	3.5%	3.5%
Total	$237,002	$229,339	3.3%	75.7%	78.9%

Service Revenue
Software	$5,959	$4,656	28.0%	1.9%	1.6%
Cutbank credits	13,300	13,253	0.4%	4.3%	4.6%
Installation labor	55,090	41,781	31.9%	17.6%	14.4%
Training and other	1,522	1,726	(11.8)%	0.5%	0.6%
Total	$75,871	$61,416	23.5%	24.3%	21.1%

Total	$312,873	$290,755	7.6%	100.0%	100.0%
Because many of our international customers require us to ship their orders to freight forwarders located in the United States, we cannot be certain about the ultimate destination of the product. The following table represents our estimate of sales by geographic regions based on our understanding of ultimate product destination based on customer interactions, customer locations and other factors for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended September 30,		%	% of Total Revenue
	2024	2023	Inc (Dec)	2024	2023
United States	$64,565	$59,002	9.4%	57.2%	57.5%
Canada	14,415	11,471	25.7%	12.8%	11.2%
China	9,058	10,242	(11.6)%	8.0%	10.0%
Continental Europe	9,058	8,705	4.1%	8.0%	8.5%
United Kingdom	3,548	3,499	1.4%	3.2%	3.4%
Middle East/Africa	5,286	3,909	35.2%	4.7%	3.8%
Asia Pacific	4,095	3,233	26.7%	3.6%	3.1%
Latin America	2,827	2,325	21.6%	2.5%	2.3%
Other	—	291	(100.0)%	0.0%	0.2%
Total	$112,852	$102,677	9.9%	100.0%	100.0%

	Nine Months Ended September 30,		%	% of Total Revenue
	2024	2023	Inc (Dec)	2024	2023
United States	$181,515	$169,228	7.3%	58.0%	58.2%
Canada	38,769	31,914	21.5%	12.4%	11.0%
China	14,910	24,992	(40.3)%	4.8%	8.6%
Continental Europe	30,629	26,354	16.2%	9.8%	9.1%
United Kingdom	10,723	10,220	4.9%	3.4%	3.5%
Middle East/Africa	15,231	11,514	32.3%	4.9%	4.0%
Asia Pacific	12,179	9,192	32.5%	3.9%	3.2%
Latin America	8,917	6,617	34.8%	2.8%	2.3%
Other	—	724	(100.0)%	0.0%	0.2%
Total	$312,873	$290,755	7.6%	100.0%	100.0%
Product Revenue. Product revenue for the three months ended September 30, 2024 increased 7.2% over the three months ended September 30, 2023. Product revenue represented 77.0% of our total revenue compared to 79.0% in the three months ended September 30, 2023. Revenue from our paint protection film product line increased 2.7% over the three months ended September 30, 2023. Paint protection film sales represented 53.6% and 57.4% of our total consolidated revenues for the three months ended September 30, 2024 and 2023, respectively. The total increase in paint protection film sales was due to increased demand for our film products across multiple regions offset by lower sales into China. Sales into China continue to be negatively impacted as our distributor continues to work through excess inventory levels accumulated in the fourth quarter last year.
Revenue from our window film product line grew 20.6% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Window film sales represented 20.1% and 18.3% of our total consolidated revenues for the three months ended September 30, 2024 and 2023, respectively. This increase was driven by continued demand resulting from increased product adoption in multiple regions. Architectural window film revenue increased 6.2% compared to the three months ended September 30, 2023, to $2.9 million, and represented 12.6% of total window film revenue and 2.5% of total revenue for the three months ended September 30, 2024. This increase was due mainly to increased product awareness and adoption in multiple regions.
Other product revenue for the three months ended September 30, 2024 increased 11.6% compared to the three months ended September 30, 2023 due primarily to continued growth in revenue from our FUSION product line. Revenue for our FUSION product line for the three months ended September 30, 2024 was $1.7 million compared to $1.5 million for the three months ended September 30, 2023.
Geographically, we experienced continued growth in most of our regions including 9.4% growth in the US region. These increases were primarily due to increasing product awareness and adoption.
Product revenue for the nine months ended September 30, 2024 increased 3.3% over the nine months ended September 30, 2023. Product revenue represented 75.7% of our consolidated revenue compared to 78.9% in the nine months ended September 30, 2023. Revenue from our paint protection film product line increased 1.1% over the nine months ended September 30, 2023. Paint protection film sales represented 53.3% and 56.8% of our consolidated revenues for the nine months ended September 30, 2024 and 2023, respectively.
Revenue from our window film grew 9.5% compared to the nine months ended September 30, 2023. Window film sales represented 18.9% and 18.6% of our total consolidated revenues for the nine months ended September 30, 2024 and 2023, respectively. This increase was driven by continued demand resulting from increased product adoption in multiple regions. Architectural window film revenue increased 20.7% compared to the nine months ended September 30, 2023 to $7.7 million and represented 13.1% of total window film revenue and 2.5% of total revenue. This increase was driven by increased demand for our architectural window films resulting from increased product awareness and adoption.
Other product revenue for the nine months ended September 30, 2024 increased 6.5% compared to the nine months ended September 30, 2023. This was due primarily to continued growth in revenue from our FUSION product line, which grew 7.8% to $4.8 million compared to the nine months ended September 30, 2023.
Geographically, we saw revenue growth in most regions during the nine months ended September 30, 2024. These increases were due primarily to increased product awareness and attach rates.
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
Service revenue grew 20.2% over the three months ended September 30, 2023. Within this category, software revenue increased 23.5% over the three months ended September 30, 2023. This increase was due to an increase in total subscribers to our DAP software. Cutbank credit revenue was essentially flat from the three months ended September 30, 2023 which is comparable to the associated changes in paint protection film revenue. Installation labor revenue increased 27.4% over the three months ended September 30, 2023 due mainly to increased demand across our dealership services and OEM networks.
Service revenue for the nine months ended September 30, 2024 grew 23.5% over the nine months ended September 30, 2023. Within this category, software revenue grew 28.0% over the nine months ended September 30, 2023. This increase was due to an increase in total subscribers to our DAP software. Cutbank credit revenue increased 0.4% over the nine months ended September 30, 2023 which is comparable to associated changes in paint protection film revenue. Installation labor revenue increased 31.9% over the nine months ended September 30, 2023 due mainly to increased demand across our dealership services and OEM networks.
Total installation revenue (labor and product combined) increased 27.4% over the three months ended September 30, 2023. This represented 20.0% and 17.2% of our total consolidated revenue for the three months ended September 30, 2024 and 2023, respectively. These increases were primarily due to increased demand across our dealership services and OEM networks. Total installation revenue increased 31.9% over the nine months ended September 30, 2023. This represented 21.0% and 17.1% of our total consolidated revenue for the nine months ended September 30, 2024 and 2023, respectively. These increases were primarily due to increased demand across our dealership services and OEM networks. Adjusted product revenue, which combines the cutbank credit revenue service component with product revenue, increased 6.8% over the three months ended September 30, 2023. Adjusted product revenue increased 3.2% over the nine months ended September 30, 2023.
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
Product costs for the three months ended September 30, 2024 increased 4.0% over the three months ended September 30, 2023. Cost of product sales represented 47.8% and 50.5% of total revenue in the three months ended September 30, 2024 and 2023, respectively. Cost of service revenue grew 18.3% during the three months ended September 30, 2024. For both product and service, cost of sales increased commensurate with the related growth in revenue. Refer to the Gross Margin section below for discussion of this cost relative to revenue.
Product costs for the nine months ended September 30, 2024 increased 2.6% over the nine months ended September 30, 2023. Cost of product sales represented 47.1% and 49.4% of total revenue in the nine months ended September 30, 2024 and 2023, respectively. Cost of service revenue grew 24.1% during the nine months ended September 30, 2024. For both product and service, cost of sales increased commensurate with the related growth in revenue. Refer to the Gross Margin section below for discussion of this cost relative to revenue.
Gross Margin
Gross margin for the three months ended September 30, 2024 grew approximately $6.4 million, or 15.4%, compared to the three months ended September 30, 2023. For the three months ended September 30, 2024, gross margin represented 42.5% of revenue compared to 40.4% for the three months ended September 30, 2023.
Gross margin for the nine months ended September 30, 2024 grew approximately $12.2 million, or 10.0%, compared to the nine months ended September 30, 2023. For the nine months ended September 30, 2024, gross margin represented 42.7% of revenue compared to 41.8% for the nine months ended September 30, 2023.
The following table summarizes gross margin for product and services for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended September 30,		%	% of Category Revenue
	2024	2023	Inc (Dec)	2024	2023
Product margin	$32,983	$29,249	12.8%	37.9%	36.1%
Service margin	14,933	12,280	21.6%	57.7%	57.0%
Total	$47,916	$41,529	15.4%	42.5%	40.4%

	Nine Months Ended September 30,		%	% of Category Revenue
	2024	2023	Inc (Dec)	2024	2023
Product margin	$89,626	$85,726	4.5%	37.8%	37.4%
Service margin	44,031	35,756	23.1%	58.0%	58.2%
Total	$133,657	$121,482	10.0%	42.7%	41.8%
Product gross margin for the three months ended September 30, 2024 increased approximately $3.7 million, or 12.8%, over the three months ended September 30, 2023 and represented 37.9% and 36.1% of total product revenue for the three months ended September 30, 2024 and 2023, respectively. The increases in gross margin and gross margin percentage were due primarily to decreases in product costs and improved operating leverage.
Product gross margin for the nine months ended September 30, 2024 increased approximately $3.9 million, or 4.5%, over the nine months ended September 30, 2023 and represented 37.8% and 37.4% of total product revenue for the nine months ended September 30, 2024 and 2023, respectively. The increases in product gross margin and gross margin percentage were primarily due to decreases in product costs and improved operating leverage.

Service gross margin increased approximately $2.7 million, or 21.6%, over the three months ended September 30, 2023. This represented 57.7% and 57.0% of total service revenue for the three months ended September 30, 2024 and 2023, respectively. These increases in service gross margin and service gross margin percentage were primarily due to operating leverage across our installation networks.
Service gross margin increased approximately $8.3 million, or 23.1%, over the nine months ended September 30, 2023. This represented 58.0% and 58.2% of total service revenue for the nine months ended September 30, 2024 and 2023, respectively.
Operating Expenses
Sales and marketing expenses for the three months ended September 30, 2024 increased 37.6% compared to the same period in 2023. This increase was primarily due to increased personnel and marketing costs including additional sponsorships and increased marketing efforts to dealerships and end customers. These expenses represented 9.4% and 7.5% of total consolidated revenue for the three months ended September 30, 2024 and 2023, respectively.
For the nine months ended September 30, 2024, sales and marketing expenses increased 38.8% compared to the same period in 2023. This increase was due to increased personnel and marketing costs incurred to associated with ongoing growth in multiple markets as the Company increased its marketing efforts to dealerships and end customers. These expenses represented 10.0% and 7.8% of total consolidated revenue for the nine months ended September 30, 2024 and 2023, respectively.
General and administrative expenses grew approximately $2.7 million, or 16.8% over the three months ended September 30, 2023. This increase in cost was due primarily to increases in personnel, occupancy costs and professional fees. These costs represented 16.7% and 15.7% of total consolidated revenue for the three months ended September 30, 2024 and 2023, respectively.
General and administrative expenses grew approximately $9.4 million, or 20.3% over the nine months ended September 30, 2023. This increase in cost was due primarily to increases in personnel, occupancy costs and professional fees. These costs represented 17.8% and 15.9% of total consolidated revenue for the nine months ended September 30, 2024 and 2023, respectively.
Income Tax Expense
Income tax expense for the three months ended September 30, 2024 increased $0.2 million from the three months ended September 30, 2023. Our effective tax rate was 20.0% for the three months ended September 30, 2024 compared with 20.4% for the three months ended September 30, 2023.
Income tax expense for the nine months ended September 30, 2024 decreased $1.5 million from the same period in 2023, Our effective tax rate was 19.8% for the nine months ended September 30, 2024 compared with 20.5% for the nine months ended September 30, 2023.
Net Income
Net income for the three months ended September 30, 2024 increased 9.1% to $14.9 million.
Net income for the nine months ended September 30, 2024 decreased 10.4% to $36.6 million.

Liquidity and Capital Resources
Our primary sources of liquidity are available cash and cash equivalents, cash flows provided by operations, and borrowings under our credit facilities. As of September 30, 2024, we had cash and cash equivalents of $21.0 million. For the nine months ended September 30, 2024, cash provided by operations was $41.5 million. We currently have $128.3 million of credit available to us under our U.S. and Canadian credit facilities. We expect available cash, internally generated funds, and borrowings from our committed credit facilities to be sufficient to support working capital needs, capital expenditures (including acquisitions), and other obligations. We are focused on continuing to generate positive operating cash to fund our operational and capital investment initiatives. We believe we have sufficient liquidity to operate for at least the next 12 months from the date of filing this report.
Operating activities. Cash provided by operations for the nine months ended September 30, 2024 was $41.5 million compared to $38.5 million during the nine months ended September 30, 2023. This increase in cash flows from operating activities was mainly due reductions in inventory purchases during the year offset by other changes in working capital.
Investing activities. Cash used in investing activities totaled approximately $13.0 million during the nine months ended September 30, 2024 compared to $10.2 million during the nine months ended September 30, 2023. This increase was due primarily to higher acquisition-related payments during 2024.
Financing activities. Cash flows used in financing activities during the nine months ended September 30, 2024 totaled $19.2 million compared to $26.2 million during the same period in the prior year. This change was due primarily to the timing of repayments on our credit facility, which was fully repaid at September 30, 2024.
Debt and contingent obligations as of September 30, 2024 and December 31, 2023 totaled approximately $1.4 million and $19.9 million, respectively.
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
Credit Facilities
The Company has a revolving credit facility providing for secured revolving loans and letters of credit in an aggregate amount of up to $125 million, which is subject to the terms of a credit agreement dated April 6, 2023 (the "Credit Agreement"). As of September 30, 2024, no balance was outstanding under the Credit Agreement. At December 31, 2023, the Company had an outstanding balance of $19 million under the Credit Agreement.
Borrowings under the Credit Agreement bear interest, at XPEL’s option, at a rate equal to either (a) Base Rate or (b) Adjusted Term SOFR. In addition to the applicable interest rate, the Credit Agreement includes a commitment fee ranging from 0.20% to 0.25% per annum for the unused portion of the aggregate commitment and an applicable margin ranging from 0.00% to 0.50% for Base Rate Loans and 1.00% to 1.50% for Adjusted Term SOFR Loans. At September 30, 2024, these rates were 8.0% and 6.3%, respectively. Both the margin applicable to the interest rate and the commitment fee are dependent on XPEL’s Consolidated Total Leverage Ratio. The Credit Agreement's maturity date is April 6, 2026. All capitalized terms in this description of the Credit Agreement that are not otherwise defined in this report have the meaning assigned to them in the Credit Agreement.
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

The Company also has a CAD $4.5 million revolving credit facility through HSBC Bank Canada, and is maintained by XPEL Canada Corp., a wholly-owned subsidiary of XPEL. This Canadian facility is utilized to fund the Company's working capital needs in Canada. This facility bears interest at HSBC Canada Bank’s prime rate plus 0.25% per annum and is guaranteed by the parent company. As of September 30, 2024 and December 31, 2023, no balance was outstanding on this line of credit.
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
On August 8,2024, a securities class action complaint, Greg Adishian v. XPEL, Inc., et. al., case number 5:24-cv-00873, was filed against the Company in the United States District Court for the Western District of Texas. The Complaint names as defendants the Company and certain of its officers for making false and misleading statements regarding the Company's financial outlook. Management intends to vigorously defend against this action.
While we believe that a material impact on our financial position, results of operations or cash flows from any such future claims or potential claims is unlikely, given the inherent uncertainty of litigation, it is possible that this action or another unforeseen future adverse ruling or unfavorable development could result in future charges that could have a material adverse impact. We do and will continue to periodically reexamine our estimates of probable liabilities and any associated expenses and receivables and make appropriate adjustments to such estimates based on experience and developments in litigation. As a result, the current estimates of the potential impact on our financial position, results of operations and cash flows for the proceedings and claims described in the notes to our consolidated financial statements could change in the future.

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item IA of the Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On August 20, 2024 Ryan Pape, Chairman of the Board, President and Chief Executive Officer of the Company adopted a 10b5-1 plan which is designed to satisfy the affirmative defense of Rule 10b5-1(c). This plan allows for Mr. Pape's orderly distribution of 53,544 shares of the Company's Common Stock during the period from November 19, 2024 to April 30, 2025.

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

XPEL, Inc. (Registrant)

	By:	/s/ Barry R. Wood
Barry R. Wood
Senior Vice President and Chief Financial Officer
November 8, 2024		(Authorized Officer and Principal Financial and Accounting Officer)