Form 10-K
period 2024-12-31
XPEL, Inc.
filed 2025-02-28
CIK 1767258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant, as of June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $889,527,248.
The Registrant had 27,652,226 shares of common stock outstanding as of February 28, 2025.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into which Incorporated
Portions of the registrant’s Proxy Statement relating to the 2025 Annual Meeting of Stockholders to be held on June 4, 2025.	Part III

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
•If we are unable to effectively manage our growing labor force, our business could be impacted.
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
•Our operating results can be adversely affected by inflation, changes in the cost or availability of raw materials, labor, energy, transportation and other necessary supplies and services.
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
•If the model of selling vehicles through dealership changes dramatically, our revenue could be impacted.
•Technology could render the need for some of our products obsolete.
•Changes in OEM accessorization strategies or production volumes could impact our business.
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
•Short sellers of our stock may be manipulative and may have driven down and may again drive down the market price of our common stock.
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

Part I

Item 1. Business
Company Overview
We are a supplier of protective films, coatings and related services primarily to the automobile aftermarket, new car dealerships and automobile original equipment manufacturers, or OEMs. The majority of our revenue is derived from the sale of our automotive products and related services while the remainder of our revenue is derived from non-automotive products including architectural window film and marine and flat surface protection films.
The Company began as a software company designing vehicle patterns used to produce cut-to-fit protective film for headlights and painted surfaces of automobiles. In 2007, we began selling automotive paint protection film products to complement our software business. As paint protection film technology improved and became more durable, awareness and adoption of paint protection film continued to increase driving significant industry growth over the last several years. Initial adoption of paint protection film came primarily from luxury car enthusiasts in the United States and Canada. These enthusiasts were primarily served by a growing automotive aftermarket of independent installers of automotive paint protection and window films. Internationally, nascent demand began to build as awareness and adoption in the United States and Canada continued to increase. Over the last few years new car dealership interest in the product increased due to their exposure to the aftermarket installer network while OEM interest in the product increased through their exposure to the new car dealerships who were selling the product.
Our strategy initially centered on how best to serve and grow our network of independent installers in the US and Canada and to sell products internationally through independent distributors while simultaneously building and enhancing the XPEL brand. This “best-in-class” service strategy was then extended to new car dealerships and OEMs. Internationally, while our initial market entry was primarily through indirect distribution, we desire to ultimately sell directly to the majority of the top twenty-five car markets in the world which is an important element of our acquisition strategy.
Products
Surface and Paint Protection Film: Our primary products are paint and surface protection films. Most of the products sold are for automotive applications. Paint protection film, our flagship product, is a self-adhesive, clear film designed to be applied to painted surfaces of automobiles and other surfaces. We sell a variety of product lines each with their own unique characteristics, warranties and intended uses. Surface and Paint Protection film sales represented approximately 53.9% of our consolidated revenue for the year ended December 31, 2024.
Automotive Window Film (or Tint): We sell several lines of automotive window or tint films, primarily under the XPEL PRIME brand name, which exhibit a range of performance characteristics and appearances. Automotive window film sales represented approximately 15.7% of our consolidated revenue for the year ended December 31, 2024.
Windshield Protection Film: We sell windshield protection film which, unlike automotive window tint, is applied to the outside of a windshield, helping to make the windshield more impact-resistant and prevent costly repairs.

Architectural Window Film: We sell architectural glass solutions for commercial and residential buildings under the VISION brand name, representing our first product set with a fully non-automotive use. Architectural window films come in several broad categories, including:
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
Services
Installation Services: We offer installation services for the installation of all of our products in our various channels. We have over 400 installation technicians who are highly trained to install our products effectively and efficiently. Total installation labor revenue represented approximately 17.7% of our consolidated revenue for the year ended December 31. 2024.
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
Training Services: We offer training services to our customers for the installation of all of our products. The installation of surface protection and window films requires training and practice to become proficient. We offer both inbound and outbound training for a fee.
Strategic Overview
XPEL continues to pursue several key strategic initiatives to drive continued growth. Our global expansion strategy includes establishing a local presence where possible, allowing us to better control the delivery of our products and services. We utilize a new car dealership centric focus that allows us to sustain continued growth in the enthusiast segment while simultaneously driving increased awareness and adoption down market with non-luxury brands. This new car dealership focus is complemented by a comprehensive offering to OEMs that further increases awareness and adoption.

We seek to increase global brand awareness in strategically important areas, including pursuing high visibility at premium events such as major car shows, auto races and high value placement in advertising media consumed by car enthusiasts, to help further expand the Company’s premium brand.
XPEL also continues to expand its delivery channels by acquiring select installation facilities in key markets and acquiring international partners to enhance our global reach. As we expand globally, we strive to tailor our distribution model to adapt to target markets. We believe this flexibility allows us to penetrate and grow market share more efficiently. During 2024, we completed five acquisitions in furtherance of this objective. We believe our channel strategy uniquely positions us to be wherever the demand takes us and is a key part of our ability to drive sustained growth.
Sales and Distribution
We sell and distribute our products through independent installers, new car dealerships, third-party distributors, Company-owned installation centers, Automobile Original Equipment Manufacturers, Protex Canada’s franchisees, and online.
Independent Installers
We offer complete turn-key solutions to independent installers, which includes XPEL protection films, installation training, access to our proprietary DAP software, marketing support and lead generation. For the year ended December 31, 2024, approximately 63.8% of the Company’s consolidated revenue was through this channel.
We offer a suite of services to complement our products for our aftermarket installer customers and strive to create value for being an XPEL dealer. We provide access to our proprietary DAP software which, in turn, provides access to pattern libraries that enable cutting our films into specific shapes to aid in their installation. We believe that this software greatly enhances installation efficiency and reduces film waste – a valuable feature to our customers, as their highest cost tends to be labor. Increasingly, DAP is used to manage operations for our dealers, including job management, scheduling and inventory tracking. We also provide marketing and lead generation for our customers by featuring them in our dealer locator on our website. To be considered an Authorized Dealer (and thereby have end customers referred to them), independent installers must employ certified installers and meet other requirements including purchase minimums and more.
New Car Dealerships
Our products are primarily utilized for new cars. As such, new car dealerships will likely be involved in the ultimate sale of our products and services. New car dealerships have multiple options to sell our products:
•outsourcing the installation of film to the after-market which is the most common option;
•developing an in-house program where the dealerships hire and train their own employees to install the product (which is purchased directly from us); and,
•utilizing third-party labor to install the product in the dealership facility either on a pre-load basis or after the sale. We are agnostic as to who applies our products to new vehicles. We support all of these options for new car dealerships through the sales and support to our after-market customers, training and support to dealerships who want to build an in-house program and through our Dealership Services business which provides third-party installation services at dealership locations.

XPEL also offers 24/7 customer service for independent installers and new car dealerships where we provide installation, software and training support via our website and telephone technical support services.
Distributors
In various parts of the world, XPEL operates primarily through third-party distributors under written agreements with the Company to develop a market or a region under our supervision and direction. These distributors may sell to other distributors or customers who ultimately install the product on an end customer’s vehicle. Due to the nature of this channel, product margins are generally less than other channels. For the year ended December 31, 2024, approximately 13.8% of the Company’s consolidated revenue was through this channel.
In China, we operate through a sole distributor under a distribution agreement, Shanghai Xing Ting Trading Co., Ltd., which we refer to as the China Distributor. Approximately 5.7% of our consolidated revenue for the year ended December 31, 2024, was derived from sales to the China Distributor.
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
Company-Owned Installation Centers
XPEL operates 23 Company-owned installation centers: ten in the United States, nine in Canada and one each in the United Kingdom, Australia, Mexico, and Taiwan. These locations serve wholesale and retail customers in their respective markets.
Some of our Company-owned installation centers are located in geographic areas where we also serve customers in our independent installer channel, which could be perceived to generate channel conflict. However, we believe these channels have a synergistic relationship with our Company-owned centers supporting independent installers and dealerships by allowing us to implement local marketing, making inventory available locally for fast delivery, offering overflow installation capacity and assisting with training needs. We believe this channel strategy benefits our goal of generating the most revenue possible.
OEMs
XPEL sells products, including paint protection film, and provides services, including the installation of paint protection film, referral programs and pre-delivery inspection to various OEMs. The installation and pre-delivery inspection services are provided in-plant at the OEMs’ facilities or in one of our facilities that is typically adjacent to the OEM’s facility.
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
The Company also competes for “shelf space” within new car dealerships, particularly in the United States and Canada. Dealerships have several options to sell additional products and/or services to automobile purchasers in order to increase their gross profit per vehicle. The Company believes its products and services provide dealerships with a set of unique options to increase their gross profit per vehicle.
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
•Products that are made for us on an exclusive basis – the Company does not own all the underlying IP, but has products manufactured by a third party solely for the Company on an exclusive basis.
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
Human Capital Resources
On December 31, 2024, the Company employed approximately 1,143 people (full-time equivalents), with approximately 710 employed in the United States and 433 employed internationally. We believe that the ability to recruit, retain, develop, protect and fairly compensate our global workforce greatly contributes to the Company’s success.
In addition to a professional work environment that promotes innovation and rewards performance, the Company’s total compensation for employees includes a variety of components that support sustainable employment and the ability to build a strong financial future, including competitive market-based pay and comprehensive benefits. In addition to earning a base salary, eligible employees are compensated for their contributions to the Company’s short and long-term goals with cash and equity incentives. Through its global pay philosophy, principles and consistent implementation, the Company is committed to providing fair and equitable pay for employees. Eligible full-time employees in the United States also have access to medical, dental and vision plans, savings plans and other resources. Programs and benefits differ internationally for a variety of reasons, such as local legal requirements, market practices and negotiations with work councils, trade unions and other employee representative bodies, but the Company strives to offer competitive pay and benefits in each jurisdiction in which it has operations.
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
Item 1A. Risk Factors
This Annual Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face as described below and elsewhere in this Annual Report. Such risks should be carefully considered, some of which have manifested and any of which may occur in the future, before making an investment decision with respect to any of the Company’s securities. See “Cautionary Notice Regarding Forward-Looking Statements.” In addition, there may be other factors not currently known to the Company, which could, in the future, materially adversely affect the Company, its business, financial condition, or the results of operations. The Company does not undertake responsibility for updating any of the factors listed below, whether as a result of new information, future events, or otherwise. Investors are advised to consult any further public Company disclosures on related subjects, such as filings with the Securities and Exchange Commission, in Company press releases, or in other public Company presentations.
Operational Risks
We currently rely on one distributor of our products and services in China. The loss of this relationship, or a material disruption in sales by this distributor, could severely harm our business.
The Company distributes all of its products in China through the China distributor, with sales to such distributor representing approximately 5.7% of our consolidated revenue for the year ended December 31, 2024. The China Distributor places orders with us on a prepaid basis at a price set by us, which we may change with 30 days’ notice. The China Distributor then generates orders, sells and distributes our products to its end customers in China.
Any failure by the China Distributor to perform its obligations, including a failure to procure sufficient orders of our products to satisfy customer demand or a failure to adequately market our products, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
While the Chinese economy has experienced significant growth over past decades, growth has been uneven, both geographically and among different sectors of the economy. The Chinese economy remains under pressure and is impacted by challenges with the country’s real estate market which affects domestic consumption and has historically been a source of funds for government stimulus and individual wealth. The Chinese government has implemented various measures to generate economic growth and strategically allocate resources. Some of these measures may benefit the Chinese economy overall, but may have a negative effect on us. Any slowdown in the Chinese economy may reduce the demand for our products and services and materially and adversely affect our business and results of operations.
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
Maintaining a strong position in the Chinese market is a key component of our global growth strategy. During the year ended December 31, 2024, approximately 5.7% of our consolidated revenue was generated in China, more than any other country outside of the U.S. and Canada in which we operate, and we expect to continue to expand our business in China. However, there are risks generally associated with doing business in China, including:
Significant political and economic uncertainties
Historically, the Chinese government has exerted substantial influence over the business activities of private companies. Under its current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice. The Chinese government continues to exercise significant control over the Chinese economy through regulation and state ownership, and imposing industrial policies and through strategically allocating resources, controlling payment of foreign currency denominated obligations, setting monetary policy and providing preferential treatment to selected industries or companies.
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
Trade policy
During the last few years, there have been significant changes to U.S. and other countries’ trade policies, export control laws, sanctions, legislation, treaties and tariffs including, but not limited to, U.S. trade policies and tariffs affecting China, Mexico and Canada and certain of the other countries in which we operate. These changes have, in certain cases, increased our costs of doing business. There is significant uncertainty about the future of trade relationships around the world, including potential changes to trade laws and regulations, trade policies, and tariffs. For example, effective February 4, 2025, the U.S. government implemented an additional 10% tariff on goods being imported from China and, in response, the Chinese government implemented a 15% tariff on certain goods being imported into China from the U.S. The U.S. has also announced additional 25% tariffs for goods imported into the U.S. from Mexico and Canada beginning in March 2025. We cannot predict what additional actions may ultimately be taken by the U.S. or other governments with respect to tariffs or trade relations, what products may be subject to such actions (including subject to U.S. export control restrictions), or what actions may be taken by the other countries in retaliation. The imposition of additional tariffs or other trade barriers could increase our costs in certain markets and may cause our customers to find alternative sourcing or could make it more difficult for us to sell our products in some markets or to some customers, which may result in declines in our sales and operating income. Additionally, it is possible that government policy changes and uncertainty about such changes could increase market volatility and currency exchange rate fluctuations. As a result of these dynamics, we cannot predict the impact to our business of any future changes to the U.S.'s or other countries' trading relationships or the impact of new laws or regulations adopted by the U.S. or other countries.
If we are unable to effectively manage our growing labor force, our business could be impacted.
Commensurate with our increased focus on servicing dealerships and OEMs, we have substantially increased our labor force over the last few years. The successful execution of our strategy is dependent upon our ability to effectively manage the risks inherent in a growing labor force including:
•the unionization of our workforce;
•increased employee-related legal exposure;
•our ability to effectively manage labor costs in lower demand environments;
•our ability to motivate and retain our employees;
If we are unable to successfully manage these and other employee-related risks. our business, financial condition and results of operations could be materially affected.
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
Automotive sales and production are cyclical and depend on, among other things, general economic conditions, consumer sentiment and spending, vehicle demand and preferences (which can be affected by a number of factors, including fuel costs, employment levels, inflation, tariffs, and the availability and cost of consumer financing). The imposition of new tariffs, quotas, duties, or other restrictions or limitations could increase prices for vehicles adversely effecting demand which, in turn, could have a material adverse effect on the condition of our business and our results of operations. In addition, rising interest rates could have a material adverse effect on consumer sentiment due to the direct relationship between interest rates and monthly loan payments, a critical factor for many buyers. As the volume of automotive production and the mix of vehicles produced fluctuate, the demand for our products may also fluctuate. Prolonged or material contraction in automotive sales and production volumes, or significant changes in the mix of vehicles produced, could cause our customers to reduce purchases of our products and services, which could adversely affect our business, results of operations and financial condition.
Fluctuations in the cost and availability of raw materials, equipment, labor and transportation could cause manufacturing delays, increase our costs and/or impact our ability to meet customer demand.
The price and availability of key components used to manufacture our products may fluctuate significantly. Any fluctuations in the cost and availability of any of our products and/or any interruptions in the delivery of our products could harm our gross margins and our ability to meet customer demand. As our service business continues to grow, the importance of managing the installation labor increases. If we are unable to successfully mitigate these cost increases, supply interruptions and/or labor shortages, our results of operations could be affected.
Our operating results can be adversely affected by inflation, changes in the cost or availability of raw materials, labor, energy, transportation and other necessary supplies and services.
Our success is dependent, in part, on our ability to reduce our exposure to, or mitigate, the impact of increases in the cost of raw materials, finished goods, energy, transportation and other necessary supplies and services through a variety of programs, including periodic purchases, future delivery purchases, long-term contracts, and sales price adjustments, while maintaining and improving margins and market share. Significant inflation in the costs of labor, finished goods, raw materials, energy and transportation has negatively impacted, and may continue to negatively impact, the Company’s results of operations. There is no assurance that we will be able to fully offset any such cost increases through cost reduction programs or price increases of our products, especially given the competitive environment. If we generally are not able to sufficiently increase our pricing to offset these increased costs or if increased costs and prolonged inflation were to occur, it could materially and adversely affect our business, operating results and profitability. Sustained price increases may lead to declines in volume as competitors may not adjust their prices or customers may decide not to pay the higher prices, which could lead to sales declines and loss of market share.
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
If the model of selling vehicles through dealerships changes dramatically, our revenue could be impacted.
Generally, most vehicles are sold through franchised new car dealerships. These dealerships have a strong profit motive and are historically very good at selling accessories and other products. Going forward, if the dealership model were to change in the form of fewer franchised dealerships, changes in franchise laws or the possibility of manufacturer owned distribution, the prospects in this channel may diminish. Manufacturer-owned sales of new cars might become harder to penetrate or more streamlined with fewer opportunities to sell accessories. This would make us more reliant on our independent installer, retail-oriented channel, which would require more internal efforts and financial resources to create consumer awareness.
Increased regulatory scrutiny of dealerships that inhibit or change their selling process or how they interface with consumers could impact our revenue,
Dealerships are subject to changes in regulatory rules, or requirements proposed or imposed by the Federal Trade Commission, Consumer Protection Agency or States Attorney Generals, that could change industry-accepted practices with regard to sales and/or offering of accessories to consumers. Such changes could impact the offering of our products as accessories or prohibit such offerings which could adversely impact our revenue,
If ride-sharing or alternate forms of vehicle ownership gain in popularity, our revenue could be impacted.
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
Changes in OEM accessorization strategies or production volumes could impact our business .
Most of our services we provide to OEMs involve our labor installing product either in their facilities or in adjacent facilities that we lease. If OEMs decided to hire and utilize their own labor for the installation of products, our business could be impacted.
If OEM production volumes were negatively impacted due to economic, regulatory or competitive reasons, we may incur excess labor costs associated with the reduced demand.

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
Sales outside of the U.S. for the year ended December 31, 2024 accounted for approximately 42.8% of our consolidated revenue. Accordingly, our business is subject to the political, regulatory, economic and other risks that are inherent in operating in numerous countries. These risks include:
•changes in general economic and political conditions in countries where we operate, particularly in emerging markets;
•the imposition of trade protection measures, including increased tariffs, and import or export licensing requirements, restrictions, tariffs or exchange controls;
•fluctuating exchange rates;
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
Our international sales and operations are also subject to the risks associated with changes in local government regulations and policies regarding investments, employment, taxation, incentives, foreign exchange and capital controls and the repatriation of earnings. Moreover, government regulations and policies regarding international trade, such as import quotas, punitive taxes or tariffs or similar trade barriers, whether imposed by individual governments or regional trade blocs, can affect demand for our products and services, impact the competitive position of our products or services or encumber our ability to manufacture or sell or procure products in certain countries. The implementation of more restrictive trade policies, including tariffs, by the U.S. or by other countries, such as China, Canada and Mexico, where we sell or produce our products and services or procure materials, including as a result of trade conflict between the U.S. and other countries, could negatively impact our business, results of operations and financial condition. Our international sales and operations are also sensitive to political and economic instability, changes in foreign national priorities and government budgets, and the risks associated with differing legal systems and customs in foreign countries.
We expect that sales to emerging markets will continue to account for a significant portion of our sales as developing nations around the world increase their demand for our products. In addition, as part of our globalization strategy, we have invested in certain countries in the Middle East. Emerging markets can present many risks, including cultural differences (such as employment and business practices), compliance risks, economic and government instability, exchange rate fluctuations and the imposition of foreign exchange and capital controls. While these factors and their impact are difficult to predict, any one or more of them could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition
While Russia’s invasion of Ukraine and the Israel-Hamas conflict have not had a material direct impact on our business, and our related direct exposure is limited, the nature and degree of the effects of these conflicts, as well as the other effects of the current business environment over time remain uncertain. Our success depends in part on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our international operations or on our business as a whole.
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
We have experienced growth over the last several years and we believe we will continue to grow at a rapid pace, particularly in less mature markets outside of North America. This growth has put significant demands on our processes, systems and personnel. We have made and we expect to make further investments in additional personnel, systems and internal control processes to help manage our growth. In addition, we have sought to, and may continue to seek to grow through strategic acquisitions. Our growth strategy may place significant demands on our management and our operational and financial infrastructure. Our ability to manage our growth effectively and to integrate new technologies and acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees. Growth could strain our ability to develop and improve our operational, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel, maintain our quality standards and maintain our customer satisfaction.
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
We sell our products under limited warranties. We have established a liability reserve under these warranties based on a review of historical warranty claims. Our liability reserve for warranties as of the year ended December 31, 2024 was $0.7 million. The warranty reserve may not be sufficient to cover the costs associated with future warranty claims. A significant increase in these costs could adversely affect the Company’s operating results for future periods in which these additional costs materialize. Warranty reserves may need to be adjusted from time to time in the future if actual warranty claim experience differs from estimates. Any of the foregoing matters could have a material adverse effect on the Company’s business, financial condition, operating cash flows and ability to make required debt payments.
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
As a result of changes to U.S. administrative policy, among other possible changes, there may be (i) changes to existing trade agreements; (ii) greater restrictions on free trade generally; and (iii) significant increases in tariffs on goods imported into the United States. It remains unclear what the U.S. administration or foreign governments, including China, Canada and Mexico will or will not do with respect to tariffs, the U.S.MCA or other international trade agreements and policies. A trade war, other governmental action related to tariffs or international trade agreements, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently manufacture and sell products or any resulting negative sentiments towards the United States could adversely affect our business, financial condition, operating results and cash flows.
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
The failure or inadequacy of our IT systems, the compromise, disruption, degradation, manipulation, loss, theft, destruction, or unauthorized disclosure or use of confidential information, or the unauthorized access to, disruption of, or interference with our products and services that rely on IT systems, could impair our ability to secure and maintain intellectual property rights; result in a product manufacturing interruption or failure, or in the interruption or failure of products or services that rely on IT systems; damage our operations, customer relationships, or reputation; and cause us to lose trade secrets or other competitive advantages. Unauthorized disclosure of personally identifiable information could expose us to significant sanctions for violations of data privacy laws and regulations around the world and could damage public trust in our company. For example, the GDPR requires companies to meet new requirements regarding the handling of personal data, including its use, protection and transfer and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to meet the GDPR requirements could result in penalties of up to 40% of annual worldwide revenue. The GDPR also confers a private right of action on certain individuals and associations. In addition, the state of California’s California Privacy Rights Act became effective in January 2020 and has similar requirements to the GDPR.
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

Short sellers of our stock may be manipulative and may have driven down and may again drive down the market price of our common stock.
Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities, as the short seller expects to pay less in the covering purchase than it received in the sale. It is therefore in the short seller’s interest for the price of the stock to decline, and some short sellers publish, or arrange the publication of, opinions or characterizations regarding the relevant issuer, often involving deliberate misrepresentations of the issuer’s business prospects and similar matters calculated to create negative market momentum.
As a public entity in a highly digital world, we have been and, in the future, may be the subject of concerted efforts by short sellers to spread misinformation and misrepresentations in order to gain an illegal market advantage. The publication of intentional misinformation by a short seller concerning the Company could be associated with the selling of shares of our common stock in the market on a large scale, resulting in a precipitous decline in the market price per share of our common stock. In addition, the publication of intentional misinformation may also result in lawsuits, the uncertainty and expense of which could adversely impact our business, financial condition, cash flows and reputation.
While utilizing all available tools to defend ourselves and our assets against these short seller efforts, there is limited regulatory control, making such efforts an ongoing concern for any public company. There are no assurances that we will not face more of these short sellers’ efforts or similar tactics by adverse actors in the future, and the market price of our common stock may decline as a result of their actions.
Our stock price has been, and may continue to be, volatile.
The trading price of our Common Stock has been and could continue to be subject to wide fluctuations in response to certain factors, including:
•U.S. and global economic conditions leading to general declines in market capitalization, with such declines not associated with operating performance.
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
As of February 28, 2025, we had 27,652,226 shares of Common Stock outstanding of which 2,572,842 shares were held by affiliates. All of the shares of Common Stock held by affiliates are restricted or controlled securities under Rule 144 promulgated under the Securities Act of 1933 as amended (the “Securities Act”). Sales of shares of Common Stock under Rule 144 or another exemption under the Securities Act or pursuant to a registration statement could have a material adverse effect on the price of our Common Stock and could impair our ability to raise additional capital through the sale of equity securities. Furthermore, all Common Stock beneficially owned by persons who are not our affiliates and have beneficially owned such shares for at least one year may be sold at any time by these existing stockholders in accordance with Rule 144 of the Securities Act. However, there can be no assurance that any of these existing stockholders will sell any or all of their Common Stock and there may be a lack of supply of, or demand for, our Common Stock on The Nasdaq Stock Market. In the case of a lack of supply of our Common Stock offered in the market, the trading price of our Common Stock may rise to an unsustainable level, particularly in instances where institutional investors may be discouraged from purchasing our Common Stock because they are unable to purchase a block of our Common Stock in the open market due to a potential unwillingness of our existing stockholders to sell the amount of Common Stock at the price offered by such investors and the greater influence individual investors have in setting the trading price. In the case of a lack of market demand for our Common Stock, the trading price of our Common Stock could decline significantly and rapidly after our listing.
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
Our directors and executive officers, together with their affiliates and related persons, beneficially owned, in the aggregate, approximately 9.3% of our outstanding Common Stock as of February 28, 2025. These stockholders have the ability to substantially control our operations and direct our policies including the outcome of matters submitted to our stockholders for approval, such as the election of directors and any acquisition or merger, consolidation or sale of all or substantially all of our assets.
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
A public health crisis could impact our business
A public health crisis, including a pandemic, could impact all geographic regions where we sell or produce products, creating business disruptions that could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
External partners are a key part of the Company’s cybersecurity infrastructure. XPEL partners with leading cybersecurity companies and organizations, leveraging third-party technology and expertise to control and monitor its processes.
The Director of Enterprise Systems leads the Company’s cybersecurity program. The Director of Enterprise Systems assesses and manages XPEL’s cyber risk management program, informs senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervises such efforts. The Director of Enterprise Systems manages the third-party service provider engaged to monitor the Company’s cybersecurity environment and is regularly updated by the third-party service provider on the cybersecurity activities. The Director of Enterprise Systems has 22 years of experience in information technology and is supported by a team with additional relevant experience and related certifications.
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
Item 2. Properties
Our principal office is located in leased premises in San Antonio, Texas. Our operations are conducted in facilities throughout North America, Europe, Asia and Australia. These facilities house production, distribution and operations, installation services, sales and marketing, and administrative functions. A summary of our principal facilities as of December 31, 2024 is set forth in the chart below.

Country or Region	Installation and Sales Locations	Warehouse Locations	Administrative, Training, and Other Locations	Leased Square Footage
United States	14	3	1	333,200
Continental Europe	3	1	2	88,451
Canada	12	3	1	105,199
Mexico	1	1	—	13,659
United Kingdom	1	1	—	14,835
Asia and Asia Pacific	8	1	—	65,639
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
On August 8, 2024, a securities class action complaint, Greg Adishian v. XPEL, Inc., et. al., case number 5:24-cv-00873, was filed against the Company in the United States District Court for the Western District of Texas. The complaint named as defendants the Company and certain of its officers for making false and misleading statements regarding the Company's financial outlook. On December 23, 2024, the plaintiff voluntarily dismissed this case without prejudice.
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
Holders
As of February 28, 2025, there were eight stockholders of record. This number of stockholders does not include shares held in “street name.”
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
The following data and graph show a comparison of the cumulative total stockholder return for XPEL’s common stock, the Russell 2000 Index and the S&P 500 Index from December 31, 2020 through

December 31, 2024. The data assumes a hypothetical investment of $100 on December 31, 2020 in our common stock and each of the indices, and reinvestment of any dividends. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.
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
Purchases of Equity Securities
In the year ended December 31, 2024 we did not repurchase any shares of our Common Stock.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary
Set forth below is summary financial information for the years ended December 31, 2024, 2023, and 2022. This information is not necessarily indicative of results of future operations, and should be read in conjunction with Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report to fully understand factors that may affect the comparability of the information presented below (dollars in thousands).

	Year Ended December 31,						% Change
	2024	% of Total Revenue	2023	% of Total Revenue	2022	% of Total Revenue	2024 vs. 2023	2023 vs. 2022
Total Revenue	$420,400	100.0%	$396,293	100.0%	$323,993	100.0%	6.1%	22.3%
Total Cost of Sales	243,040	57.8%	233,879	59.0%	196,481	60.6%	3.9%	19.0%
Gross Margin	177,360	42.2%	162,414	41.0%	127,512	39.4%	9.2%	27.4%
Total Operating Expenses	118,213	28.1%	95,442	24.1%	73,575	22.7%	23.9%	29.7%
Operating Income	59,147	14.1%	66,972	16.9%	53,937	16.6%	(11.7)%	24.2%
Other Expenses	2,369	0.6%	941	0.2%	1,972	0.6%	151.8%	(52.3)%
Income Tax	11,289	2.7%	13,231	3.3%	10,584	3.3%	(14.7)%	25.0%
Net Income	$45,489	10.8%	$52,800	13.3%	$41,381	12.8%	(13.8)%	27.6%
Company Overview
We are a supplier of protective films, coatings and related services primarily to the automobile aftermarket, new car dealerships and OEMs. The majority of our revenue is derived from the sale of our automotive products and related services while the remainder of our revenue is derived from non-automotive products including architectural window film and marine and flat surface protection films.
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

The following table is a reconciliation of Net Income to EBITDA for the years ended December 31, 2024, 2023, and 2022 (dollars in thousands):

	2024	% of Total Revenue	2023	% of Total Revenue	2022	% of Total Revenue
Net Income	$45,489	10.8%	$52,800	13.3%	$41,381	12.8%
Interest	996	0.2%	1,248	0.3%	1,410	0.4%
Taxes	11,289	2.7%	13,231	3.3%	10,584	3.3%
Depreciation	5,820	1.4%	4,534	1.1%	3,433	1.1%
Amortization	5,877	1.4%	5,059	1.3%	4,401	1.4%
EBITDA	$69,471	16.5%	$76,872	19.4%	$61,209	18.9%

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

Results of Operations
This section of this Annual Report on Form 10-K generally discusses the years ended December 31, 2024 and 2023 and year-over-year comparisons between those years. Discussions of the periods prior to the year ended December 31, 2023 that are not included in this Annual Report on Form 10-K are found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 and the discussion therein for the year ended December 31, 2023 compared to the year ended December 31, 2022 is incorporated by reference into this Annual Report.
The following tables summarize revenue results for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,			% Change		% of Total Revenue
	2024	2023	2022	2024 vs 2023	2023 vs 2022	2024	2023	2022
Product Revenue
Paint protection film	$226,710	$229,880	$192,374	(1.4)%	19.5%	53.9%	58.0%	59.4%
Window film	77,666	67,951	54,370	14.3%	25.0%	18.5%	17.1%	16.8%
Other	14,473	13,575	11,430	6.6%	18.8%	3.4%	3.5%	3.5%
Total	$318,849	$311,406	$258,174	2.4%	20.6%	75.8%	78.6%	79.7%

Service Revenue
Software	$8,061	$6,518	$5,213	23.7%	25.0%	1.9%	1.6%	1.6%
Cutbank credits	17,015	17,626	16,317	(3.5)%	8.0%	4.0%	4.4%	5.0%
Installation labor	74,478	58,477	42,828	27.4%	36.5%	17.7%	14.8%	13.2%
Training and other	1,997	2,266	1,461	(11.9)%	55.1%	0.6%	0.6%	0.5%
Total	$101,551	$84,887	$65,819	19.6%	29.0%	24.2%	21.4%	20.3%

Total	$420,400	$396,293	$323,993	6.1%	22.3%	100.0%	100.0%	100.0%

Because many of our international customers require us to ship their orders to freight forwarders located in the United States, we cannot be certain about the ultimate destination of the product. The following table represents our estimate of sales by geographic regions based on our understanding of ultimate product destination based on customer interactions, customer locations and other factors for the years ended December 31, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,		%	% of Total Revenue
	2024	2023	2024 vs 2023	2024	2023
United States	$240,569	$224,839	7.0%	57.2%	56.7%
Canada	52,139	43,506	19.8%	12.4%	11.0%
China	24,148	41,576	(41.9)%	5.7%	10.5%
Continental Europe	39,564	34,883	13.4%	9.4%	8.8%
Middle East/Africa	20,887	16,472	26.8%	5.0%	4.2%
United Kingdom	14,604	13,438	8.7%	3.5%	3.4%
Asia Pacific	16,825	11,943	40.9%	4.0%	3.0%
Latin America	11,664	8,737	33.5%	2.8%	2.2%
Other	—	899	(100.0)%	0.0%	0.2%
Total	$420,400	$396,293	6.1%	100.0%	100.0%
Revenue
Product Revenue. Product revenue increased 2.4% during the year ended December 31, 2024 as compared to 2023 and represented 75.8% of our consolidated 2024 revenue. Within this category, revenue from our paint protection film product line decreased 1.4% as compared to the prior year and represented 53.9% of total consolidated revenue for the year ended December 31, 2024. This decrease was primarily the result of a decline in sales into China offset by increases in most other operating regions. Sales into China were negatively impacted as our distributor continued to sell through excess inventory levels during the year.
Revenue from our window film product line grew 14.3% during the year ended December 31, 2024 and represented 18.5% of our consolidated annual 2024 revenue. This product line includes both automotive and architectural window film. Automotive window film revenue grew 12.5% to $65.8 million for the year ended December 31, 2024 and represented 84.7% of total window film revenue and 15.7% of total consolidated revenue for the year ended December 31. 2024 . This increase was due to continued channel focus, increased product adoption in multiple regions and increased demand. Architectural window film revenue increased 9.4% to $10.4 million and represented 13.4% of total window film revenue and 2.5% of total consolidated revenue for the year ended December 31, 2024. This increase was due mainly to increased product awareness and adoption in most of our regions.
Other product revenue for the year ended December 31, 2024 grew 6.6% to $14.5 million and represented 3.4% of total consolidated revenue. This increase was driven by an increase in demand for our non-film related products such as ceramic coating, plotters, chemicals and other film installation tools and accessories. Our FUSION ceramic coating product revenue grew 4.1% to $6.4 million. This increase was driven primarily by increased channel focus and increased demand for our ceramic coating products.
Geographically, we experienced continued growth in most of our regions including 7.0% growth in the US region, our most mature market. These increases were primarily due to increasing product awareness and adoption.
Service revenue. Service revenue consists of revenue from fees for DAP software access, cutbank credit revenue, which represents the value of pattern access provided with eligible product revenue, revenue from the labor portion of installation sales in our Company-owned installation centers, labor revenue from our dealership services business, and revenue from training services provided to our customers. During 2024, service revenue grew 19.6% over service revenue for the year ended December 31, 2023.

Within the service revenue category, software revenue increased 23.7% from the year ended December 31, 2023. This increase was due primarily to increases in customers subscribing to our software. Cutbank credit revenue decreased 3.5% from the year ended December 31, 2023. This decrease was due primarily to the decrease in paint protection film revenue. Installation labor revenue increased 27.4% from the year ended December 31, 2023, due mainly to strong demand across our dealership service and OEM businesses.
Total installation revenue (labor and product combined) at our Company-owned installation centers for the year ended December 31, 2024 increased 27.4% over the year ended December 31, 2023. Adjusted product revenue, which combines the cutbank credit revenue service component with product revenue, increased by 2.1% from the year ended December 31, 2023 due mainly to the same factors described above.
Cost of Sales
Cost of sales consists of product costs and the costs to provide our services. Product costs consist of material costs, certain personnel costs, shipping costs, warranty costs and other costs related to providing products to our customers. Cost of service includes the labor costs associated with installation of product in our Company-owned facilities and across our dealer-service network, costs of labor associated with pattern design for our film-cutting software and the costs incurred to provide training for our customers. Product costs in the year ended December 31, 2024 increased 0.9% over the year ended December 31, 2023, commensurate with the growth in product revenue. Cost of service revenue grew 20.6% during the year ended December 31, 2024, commensurate with the related serviced revenue growth. Refer to the Gross Margin section below for discussion of this cost relative to revenue.
Gross Margin
The following table summarizes gross margin for product and services for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,			% Change		% of Category Revenue
	2024	2023	2022	2024 vs 2023	2023 vs 2022	2024	2023	2022
Product	$119,058	$113,398	$88,269	5.0%	28.5%	37.3%	36.4%	34.2%
Service	58,302	49,016	39,243	18.9%	24.9%	57.4%	57.7%	59.6%
Total	$177,360	$162,414	$127,512	9.2%	27.4%	42.2%	41.0%	39.4%
Product gross margin for the year ended December 31, 2024 increased approximately $5.7 million, or 5.0%, over the year ended December 31, 2023 and represented 37.3% and 36.4% of total product revenue for the years ended December 31, 2024 and 2023, respectively. The increase in product gross margin percentages was primarily due to decreases in product costs, favorable changes in product mix and improved operating leverage.
Service gross margin increased approximately $9.3 million for the year ended December 31, 2024, and represented 57.4% and 57.7% of total service revenue for the years ended December 31, 2024 and 2023, respectively. The decrease in service gross margin percentage was primarily due to a higher percentage of lower margin installation labor revenue relative to other higher margin service revenue components.
Operating Expenses
Sales and marketing expenses for the year ended December 31, 2024 increased 34.7% compared to 2023. These expenses represented 10.2% and 8.0% of consolidated revenue for the years ended December 31, 2024 and 2023, respectively. This increase was due mainly to increased personnel, and additional marketing projects including sponsorships and increased marketing efforts to dealerships and end customers.
General and administrative expenses for the year ended December 31, 2024 increased 18.4% compared to 2023. These costs represented 17.9% and 16.1% of total consolidated revenue for the years ended December 31, 2024 and 2023, respectively. The increase was due mainly to increases in personnel, occupancy costs, depreciation and amortization, and information technology costs to support the ongoing growth of the business.
Interest Expense
Interest expense decreased 20.2% to $1.0 million in the year ended December 31. 2024 compared to the year ended December 31. 2023. This decrease was due to the reduction in the amount of our debt facility throughout the year.
Foreign Currency Exchange Loss
Foreign currency loss for the year ended December 31, 2024 was $1.4 million compared to a foreign currency gain of $.3 million for the year ended December 31, 2023. This increase in foreign currency loss was due to the significant strengthening of the U.S. dollar during the year.
Income Tax Expense
Our provision for income taxes was $11.3 million in the year ended December 31, 2024 as compared to $13.2 million in the year ended December 31, 2023. Our effective income tax rates for the years ended December 31, 2024 and 2023 were 19.9% and 20.0%, respectively. See Note 14 of the Notes to our Consolidated Financial Statements for further information.
Net Income
Net income for the year ended December 31, 2024 decreased by 13.8% to $45.5 million.

Liquidity and Capital Resources
The primary sources of liquidity for our business are available cash and cash equivalents, cash flows provided by operations, and borrowings under our credit facilities. As of December 31, 2024, we had cash and cash equivalents of $22.1 million, and we had approximately $128.1 million in funds available under our credit facilities. For the year ended December 31, 2024, cash flows provided by operations were $47.8 million. We expect to continue to have sufficient access to cash to support working capital needs, capital expenditures (including acquisitions), and to pay interest and service debt. We believe we have the ability and sufficient resources to meet these cash requirements by using available cash, internally generated funds and borrowing under committed credit facilities. We are focused on continuing to generate positive operating cash to fund our operational and capital investment initiatives. We believe we have sufficient liquidity to operate for at least the next 12 months from the date of filing this Annual Report.
Operating activities. Cash flows provided by operations totaled approximately $47.8 million for the year ended December 31, 2024, compared to $37.4 million for the year ended December 31, 2023. The increase in operating cash flows for the year ended December 31, 2024 was driven primarily by a reduction in inventory purchases partially offset by a decline in net income and other changes in working capital.
Investing activities. Cash flows used in investing activities totaled approximately $18.4 million during the year ended December 31, 2024 compared to cash use of $26.4 million for the year ended December 31, 2023. This decrease in cash used was due to a reduction in expenditures for acquisitions in the year ended December 31, 2024.
Financing activities. Cash flows used in financing activities during the year ended December 31, 2024 totaled approximately $19.3 million compared to cash use of $7.3 million in the prior year. This use of cash was due primarily to net repayments on our credit facilities.
Debt obligations, including balances outstanding on committed credit facilities and contingent liabilities, as of December 31, 2024 and December 31, 2023 totaled approximately $2.1 million and $20.2 million, respectively.
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
Credit Facilities
The Company has a revolving credit facility providing for secured revolving loans and letters of credit in an aggregate amount of up to $125.0 million, which is subject to the terms of a credit agreement dated April 6, 2023 (the "Credit Agreement"). As of December 31, 2024, the Company had no outstanding balance under this agreement. As of December 31, 2023, the Company had an outstanding balance of $19.0 million under the Credit Agreement.
Borrowings under the Credit Agreement bear interest, at XPEL’s option, at a rate equal to either (a) Base Rate or (b) Adjusted Term SOFR. In addition to the applicable interest rate, the Credit Agreement includes a commitment fee ranging from 0.20% to 0.25% per annum for the unused portion of the aggregate commitment and an applicable margin ranging from 0.00% to 0.50% for Base Rate Loans and 1.00% to 1.50% for Adjusted Term SOFR Loans. At December 31, 2024, these rates were 7.5% and 5.6%, respectively. Both the margin applicable to the interest rate and the commitment fee are dependent on XPEL’s Consolidated Total Leverage Ratio. The Credit Agreement's maturity date is April 6, 2026. All capitalized terms in this description of the credit facility that are not otherwise defined in this report have the meaning assigned to them in the Credit Agreement.
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

XPEL Canada Corp., a wholly-owned subsidiary of XPEL, Inc., also has a CAD $4.5 million revolving credit facility. This facility can be utilized to fund our working capital needs in Canada. This facility bears interest at the Royal Bank of Canada’s prime rate plus 0.25% per annum and is guaranteed by the parent company. As of December 31, 2024 and December 31, 2023, no balance was outstanding on this facility.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar, the Euro, the Mexican Peso, the New Taiwanese Dollar, the Australian Dollar, the Indian Rupee, the Chinese Yuan Renminbi, the Japanese Yen, and the Thai Baht. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive income, a component of stockholders’ equity in our consolidated balance sheets. We do not currently hedge our exposure to potential foreign currency translation adjustments.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of XPEL, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.
/s/ Deloitte & Touche LLP
Austin, Texas
February 28, 2025
We have served as the Company's auditor since 2021.

XPEL, Inc.
Consolidated Balance Sheets
(In thousands except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Current
Cash and cash equivalents	$22,087	$11,609
Accounts receivable, net	29,146	24,111
Inventory, net	110,904	106,509
Prepaid expenses and other current assets	5,314	3,529
Income tax receivable	893	696
Total current assets	168,344	146,454
Property and equipment, net	17,735	16,980
Right-of-use lease assets	19,490	15,459
Intangible assets, net	34,562	34,905
Other non-current assets	1,350	782
Goodwill	44,126	37,461
Total assets	$285,607	$252,041
Liabilities
Current
Current portion of notes payable	$63	$62
Current portion of lease liabilities	4,666	3,966
Accounts payable and accrued liabilities	36,789	32,444
Total current liabilities	41,518	36,472
Deferred tax liability, net	469	2,658
Other long-term liabilities	1,810	890
Borrowings on line of credit	—	19,000
Non-current portion of lease liabilities	16,126	12,715
Non-current portion of notes payable	229	317
Total liabilities	60,152	72,052
Commitments and Contingencies (Note 15)
Stockholders’ equity
Preferred stock, $0.001 par value; authorized 10,000,000; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,651,773 and 27,630,025 issued and outstanding, respectively	28	28
Additional paid-in-capital	15,550	12,546
Accumulated other comprehensive loss	(4,236)	(1,209)
Retained earnings	214,113	168,624
Total stockholders’ equity	225,455	179,989
Total liabilities and stockholders’ equity	$285,607	$252,041
See notes to consolidated financial statements.

XPEL, Inc.
Consolidated Statements of Income
(In thousands except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue
Product revenue	$318,849	$311,406	$258,174
Service revenue	101,551	84,887	65,819
Total revenue	420,400	396,293	323,993

Cost of Sales
Cost of product sales	199,791	198,008	169,905
Cost of service	43,249	35,871	26,576
Total cost of sales	243,040	233,879	196,481
Gross Margin	177,360	162,414	127,512

Operating Expenses
Sales and marketing	42,817	31,788	25,367
General and administrative	75,396	63,654	48,208
Total operating expenses	118,213	95,442	73,575

Operating Income	59,147	66,972	53,937

Interest expense	996	1,248	1,410
Foreign currency exchange loss/(gain)	1,373	(307)	562

Income before income taxes	56,778	66,031	51,965
Income tax expense	11,289	13,231	10,584
Net income	$45,489	$52,800	$41,381

Earnings per share
Basic	$1.65	$1.91	$1.50
Diluted	$1.65	$1.91	$1.50
Weighted Average Number of Common Shares
Basic	27,639	27,622	27,614
Diluted	27,643	27,634	27,616

See notes to consolidated financial statements.

XPEL, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Other comprehensive income
Net income	$45,489	$52,800	$41,381
Foreign currency translation	(3,027)	994	(1,613)
Total comprehensive income	$42,462	$53,794	$39,768

See notes to consolidated financial statements.

XPEL, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss (Income)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	27,613	$28	$10,581	$74,443	$(590)	$84,462
Net income	—	—	—	41,381	—	41,381
Foreign currency translation	—	—	—	—	(1,613)	(1,613)
Purchase of minority interest	3	—	492	—	—	492
Balance as of December 31, 2022	27,616	$28	$11,073	$115,824	$(2,203)	$124,722
Net income	—	—	—	52,800	—	52,800
Foreign currency translation	—	—	—	—	994	994
Stock-based compensation	14	—	1,473	—	—	1,473
Balance as of December 31, 2023	27,630	$28	$12,546	$168,624	$(1,209)	$179,989
Net income	—	—	—	45,489	—	45,489
Foreign currency translation	—	—	—	—	(3,027)	(3,027)
Stock-based compensation	22	—	3,004	—	—	3,004
Balance as of December 31, 2024	27,652	$28	$15,550	$214,113	$(4,236)	$225,455

See notes to consolidated financial statements.
                                        48

XPEL, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$45,489	$52,800	$41,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	5,820	4,534	3,433
Amortization of intangible assets	5,877	5,059	4,401
Gain on sale of property and equipment	(49)	(13)	(8)
Stock compensation	3,197	1,640	522
Provision for credit losses	390	243	467
Deferred income tax	(2,745)	(921)	(471)
Accretion on notes payable	—	—	7

Changes in assets and liabilities:
Accounts receivable, net	(5,604)	(7,000)	(2,631)
Inventory, net	(4,785)	(24,843)	(28,565)
Prepaid expenses and other assets	(2,154)	604	259
Income tax receivable or payable	(267)	(1,197)	1,160
Accounts payable and accrued liabilities	2,655	6,478	(7,898)
Net cash provided by operating activities	47,824	37,384	12,057
Cash flows used in investing activities
Purchase of property, plant and equipment	(6,713)	(6,356)	(7,936)
Proceeds from sale of property and equipment	40	29	73
Acquisitions, net of cash acquired, payment holdbacks, and notes payable	(9,855)	(18,735)	(4,673)
Development or purchase of intangible assets	(1,876)	(1,291)	(1,620)
Net cash used in investing activities	(18,404)	(26,353)	(14,156)
Cash flows from financing activities
Net (payments) borrowings on revolving credit agreements	(19,000)	(7,000)	1,000
Restricted stock withholding taxes paid in lieu of issued shares	(193)	(167)	(30)
Repayments of notes payable	(60)	(92)	(368)
Net cash (used in) provided by financing activities	(19,253)	(7,259)	602
Net change in cash and cash equivalents	10,167	3,772	(1,497)
Foreign exchange impact on cash and cash equivalents	311	(219)	(91)
Increase (Decrease) in cash and cash equivalents during the period	10,478	3,553	(1,588)
Cash and cash equivalents at beginning of year	11,609	8,056	9,644
Cash and cash equivalents at end of year	$22,087	$11,609	$8,056

Supplemental schedule of non-cash activities
Contingent consideration	$1,600	$—	$—
Non-cash lease financing	$8,701	$4,231	$6,094
Issuance of common stock for vested restricted stock units	$1,110	$1,038	$222

Supplemental cash flow information
Cash paid for income taxes	$13,617	$15,293	$9,897
Cash paid for interest	$1,026	$1,240	$1,306
See notes to consolidated financial statements.

XPEL, Inc.
Notes to Consolidated Financial Statements

1.    SIGNIFICANT ACCOUNTING POLICIES
Nature of Business - The Company is a supplier of protective films, coatings and related services primarily to the automobile aftermarket, new car dealerships and OEMs. The majority of our revenue is derived from the sale of our automotive products and related services while the remainder of our revenue is derived from non-automotive products including architectural window film and marine and flat surface protection films.
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
Segment Reporting - Management has concluded that our chief operating decision maker (“CODM”) is our chief executive officer. The Company’s CODM reviews the entire organization’s consolidated results as a whole on a monthly basis to evaluate performance and make resource allocation decisions. Management views the Company’s operations and manages its business as one operating and one reportable segment.
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
Accounts Receivable - Accounts receivable are shown net of an allowance for expected credit losses of $0.2 million and $0.2 million as of December 31, 2024 and 2023, respectively. The Company evaluates the adequacy of its allowances by analyzing the aging of receivables, customer financial condition, historical collection experience, the value of any collateral and other economic and industry factors. Actual collections may differ from historical experience, and if economic, business or customer conditions deteriorate significantly, adjustments to these reserves may be required. When the Company becomes aware of factors that indicate a change in a specific customer’s ability to meet its financial obligations, the Company records a specific reserve for credit losses. At December 31, 2024 and 2023, there were no significant accounts receivable concentrations.

XPEL, Inc.
Notes to Consolidated Financial Statements

Inventory - Inventories of all operating subsidiaries are comprised of film, raw materials used to manufacture film, film installation support products, and supplies. Inventory items are valued at lower of cost or net realizable value, with cost determined on a weighted average cost basis. Inventory costs include those costs directly attributable to products, including materials, labor, shipping, and overhead. The Company provides reserves for discontinued, slow-moving and excess inventory based upon historical demand calculations, forecasted usage, estimated customer requirements and product line updates. As of December 31, 2024 and 2023, inventory reserves were $1.4 million and $0.8 million, respectively.
Property, Plant and Equipment - Property and equipment are recorded at cost, with the exception of property and equipment acquired in connection with the Company’s acquisitions, which are recorded at fair value on the date of acquisition. Expenditures which improve or extend the life of the respective definite-lived assets are capitalized, and expenditures for normal repairs and maintenance are charged to operations as incurred. Depreciation expense is computed using the straight-line method as follows:

Furniture and fixtures	5 years
Computer equipment	3-4 years
Vehicles	5 years
Equipment	5-10 years
Leasehold improvements	shorter of lease term or estimated useful life
Plotters	4 years
The following table presents geographic property, plant and equipment, net of accumulated depreciation, by region as of December 31 (in thousands):

	2024	2023
United States	$13,331	$13,942
Canada	2,388	1,332
Europe	1,306	1,359
Other	710	347
Consolidated	$17,735	$16,980
Goodwill - Goodwill represents the excess purchase price over the fair value of tangible net assets acquired in acquisitions after amounts have been allocated to intangible assets. Goodwill is tested for impairment at the reporting unit level on an annual basis (at December 31) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company recognized no goodwill impairment in the years ended December 31, 2024 or December 31, 2023, and there is no significant accumulated impairment of goodwill from prior years. Refer to Note 6, Goodwill for more information related to goodwill.
The following table presents geographic goodwill by region as of December 31 (in thousands):

	2024	2023
United States	$24,782	$20,371
Canada	9,763	10,397
Europe	5,548	5,660
Other	4,033	1,033
Consolidated	$44,126	$37,461

XPEL, Inc.
Notes to Consolidated Financial Statements

Intangible Assets - Intangible assets consist primarily of software, customer relationships, trademarks and non-compete agreements. These assets are amortized on a straight-line basis over the period of time in which their expected benefits will be realized.
The following table presents geographic intangible assets, net by region as of December 31 (in thousands):

	2024	2023
United States	$23,144	$24,178
Canada	4,420	5,738
Europe	3,657	4,353
Other	3,341	636
Consolidated	$34,562	$34,905
The following table presents the anticipated useful lives of intangible assets:

Trademarks	10 years
Software	5 years
Trade name	10-15 years
Contractual and customer relationships	9-10 years
Non-compete	3-5 years
Other	2-10 years
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
No impairment was recorded during the years ended December 31, 2024 or 2023.
Other Long-Term Liabilities - The balance presented as other long-term liabilities on the Company’s consolidated balance sheet at December 31, 2024 and 2023 primarily relate to contingent liabilities from acquisitions completed in prior years. These liabilities are revalued at each reporting period. Refer to Note 13 for additional discussion of the valuation of these liabilities.
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

XPEL, Inc.
Notes to Consolidated Financial Statements

included in cost of sales. See Note 2, Revenue, for additional accounting policies related to revenue recognition.
Research and Development - Research costs are charged to operations when incurred. Software development costs, including costs associated with developing software patterns, are expensed as incurred unless the Company incurred these expenses in the development of a new product or long-lived asset. Research and development costs were $2.9 million, $2.9 million, and $0.4 million in the years ended December 31, 2024, 2023 and 2022, respectively.
Advertising costs - Advertising costs are charged to operations when incurred. Advertising costs were $2.4 million, $1.7 million and $1.2 million in the years ended December 31, 2024, 2023 and 2022, respectively.
Provisions and Warranties - We provide warranties on our products. Liability under the warranty policy is based on a review of historical warranty claims. Adjustments are made to the accruals as claims data experience warrant. The following table presents a summary of our warranty liabilities as of December 31, 2024 and 2023 (in thousands):

	2024	2023
Warranty balance at beginning of period	$422	$234
Warranties assumed in period	1,551	768
Payments	(1,235)	(580)
Warranty balance at end of period	$738	$422
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
Accumulated Other Comprehensive Income (Loss) (“AOCI”) - The Company reports comprehensive income (loss) that includes net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to expenses, gains and losses that are not included in net earnings. These amounts are also presented in the Consolidated Statements of Comprehensive Income. As of December 31, 2024 and 2023, respectively, AOCI relates to foreign currency translation adjustments.
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

XPEL, Inc.
Notes to Consolidated Financial Statements

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
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, “Improvements to Reportable Segment Disclosures” which makes certain updates to segment reporting. This standard is effective for annual reporting for the year beginning January 1, 2024 and for interim reporting for interim periods beginning January 1, 2025. The Company applied this update to its annual disclosures for the year ending December 31, 2024 on a retrospective basis, which resulted in additional disclosures in the Company’s segment footnote, primarily related to significant segment expenses that are regularly provided to the CODM and included within our reported measure of segment profit or loss. Refer to note 18 for these additional disclosures.
Recent Accounting Pronouncements Issued and Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures”, which makes certain updates to income tax disclosures. This standard becomes effective for our fiscal year beginning January 1, 2025. We do not anticipate implementation of this standard will have a material impact on our financial statements.
In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses”, which makes certain updates to the presentation of expenses. This standard becomes effective for our fiscal year beginning January 1, 2027. We are assessing the effect that the adoption of this standard will have on our financial statements.

XPEL, Inc.
Notes to Consolidated Financial Statements

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

XPEL, Inc.
Notes to Consolidated Financial Statements

The following table summarizes transactions included within contract liabilities for the years ended December 31, 2024, and 2023, respectively (in thousands):

Balance, December 31, 2022	$261
Revenue recognized related to payments included in the December 31, 2022 balance	(206)
Balance, Payments received for which performance obligations have not been satisfied	691
Effect of Foreign Currency Translation	15
Balance, December 31, 2023	$761
Revenue recognized related to payments included in the December 31, 2023 balance	(696)
Payments received for which performance obligations have not been satisfied	774
Effect of Foreign Currency Translation	(18)
Balance, December 31, 2024	$821
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
The table below sets forth the disaggregation of revenue by product category for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	2024	2023	2022
Product Revenue
Paint protection film	$226,710	$229,880	$192,374
Window film	77,666	67,951	54,370
Other	14,473	13,575	11,430
Total	$318,849	$311,406	$258,174

Service Revenue
Software	$8,061	$6,518	$5,213
Cutbank credits	17,015	17,626	16,317
Installation labor	74,478	58,477	42,828
Training and other	1,997	2,266	1,461
Total	$101,551	$84,887	$65,819

Total	$420,400	$396,293	$323,993
Our largest customer accounted for 5.7%, 10.5% and 10.5% of our net sales during the years ended December 31, 2024, 2023 and 2022, respectively.

XPEL, Inc.
Notes to Consolidated Financial Statements

3.    ACQUISITIONS OF BUSINESSES
The Company completed the following acquisitions during the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):
During 2024, we acquired certain companies for an aggregate purchase price of $12.5 million.
During 2023, we acquired a company for an aggregate purchase price of $20.8 million.
During 2022, we acquired certain companies for an aggregate purchase price of $2.2 million.
Purchase price accounting for identifiable intangible assets included in acquisitions completed during the year ended December 31, 2024 are not yet finalized pending the completion of our valuation models. As a result, the purchase price accounting for the intangible portion of these transactions is preliminary in nature. We anticipate finalizing the accounting for these acquisitions within 12 months of the completion of each respective acquisition date. Purchase price accounting for prior years has been finalized. The total preliminary purchase price for acquisitions completed during the year ended December 31, 2024, and finalized purchase price for those completed during the years ended 2023 and 2022 are as follows (in thousands):

	December 31,
	2024 Acquisitions	2023 Acquisitions	2022 Acquisitions
Purchase Price
Cash[1]	$10,907	$20,387	$1,876
Contingent consideration	1,600	—	—
Note payable	—	387	—
Cancellation of receivable balance	—	—	302
	$12,507	$20,774	$2,178

Allocation
Cash	$551	$1,062	$—
Other working capital	603	868	595
Other long-term assets	—	8	—
Property, equipment, and operating lease assets	3,225	878	—
Other long-term liabilities	—	(108)	—
Trade name	1,231	406	—
Acquired patterns	222	—	—
Customer relationships	2,898	8,720	612
Goodwill	7,559	10,422	971
Operating lease liabilities	(3,103)
Deferred tax liability	(679)	(1,482)	—
	$12,507	$20,774	$2,178
[1]Total cash consideration is comprised of amounts paid on closing dates plus holdback amounts to be paid in the future net of working capital deficiencies to be reclaimed from seller.
Intangible assets acquired in the years ended December 31, 2024 and 2023 have a weighted average useful life of 9 years.
Goodwill for these acquisitions relates to the expansion into new geographical areas, the acquired employee knowledge of the various markets, institutional distribution abilities, as well as the expected synergies resulting from the acquisitions.

XPEL, Inc.
Notes to Consolidated Financial Statements

Goodwill and other intangible assets acquired in taxable asset purchases are analyzed for allowable amortization for tax purposes over appropriate periods as prescribed by applicable regulatory jurisdictions.
Acquisition costs incurred related to these acquisitions were immaterial and were included in selling, general and administrative expenses.
The acquired companies were consolidated into our financial statements on their respective acquisition dates. The aggregate revenue and the operating income from 2024 acquisitions consolidated into our 2024 consolidated financial statements were $5.1 million and $0.1 million, respectively. The aggregate revenue and operating income of our 2023 acquisitions consolidated into our 2023 consolidated financial statements were $4.8 million and $0.4 million, respectively. The aggregate revenue and operating income of our 2022 acquisitions consolidated into our 2022 consolidated financial statements were not substantial.
The following unaudited pro forma financial information presents our results, including the estimated expenses relating to the amortization of intangibles purchased, as if the acquisitions during the year ended December 31, 2024 had occurred on January 1, 2024 and 2023 (in thousands):

	Twelve Months Ended
	December 31,
	2024 (Unaudited)	2023 (Unaudited)
Revenue	$429,242	$410,749
Net income	$45,717	$53,222
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
Valuations and purchase price allocations for acquisitions completed during 2023 have been finalized with minor changes to goodwill and other acquired intangible assets.

XPEL, Inc.
Notes to Consolidated Financial Statements

4.    PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following (in thousands):

	December 31, 2024	December 31, 2023
Furniture and fixtures	$4,451	$3,844
Computer equipment	5,202	4,743
Vehicles	1,075	1,141
Equipment	6,018	5,685
Leasehold improvements	11,878	10,921
Plotters	5,005	4,315
Construction in Progress	1,346	201
Total property and equipment	34,975	30,850
Less: accumulated depreciation	17,240	13,870
Property and equipment, net	$17,735	$16,980
Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $5.8 million, $4.5 million and $3.4 million, respectively. Depreciation expense for equipment used in production is recorded to cost of goods sold. All other depreciation is recorded within general and administrative expense.
5.    INTANGIBLE ASSETS, NET
Intangible assets consists of the following (in thousands):

	December 31, 2024	December 31, 2023
Trademarks	$1,386	$864
Software	7,720	5,919
Trade name	2,638	1,918
Contractual and customer relationships	42,827	40,866
Non-compete	424	447
Other	693	510
Total at cost	55,688	50,524
Less: Accumulated amortization	21,126	15,619
Intangible assets, net	$34,562	$34,905
Amortization expense for the years ended December 31, 2024, 2023 and 2022 was $5.9 million, $5.1 million and $4.4 million, respectively. Based on the carrying value of definite-lived intangible assets as of December 31, 2024, we estimate our future amortization expense will be as follows (in thousands):

2025	$6,199
2026	6,018
2027	5,648
2028	5,326
2029	5,016
Thereafter	$6,355

XPEL, Inc.
Notes to Consolidated Financial Statements

6.    GOODWILL
The following table summarizes changes in the carrying amounts of goodwill for the years ended December 31, 2024 and 2023 (in thousands):

Balance at December 31, 2022	$26,763
Additions	10,422
Foreign currency translation	276
Balance at December 31, 2023	$37,461

Balance at December 31, 2023	$37,461
Additions	7,762
Foreign currency translation	(1,097)
Balance at December 31, 2024	$44,126
For details related to acquisitions and purchase price allocations completed during the year ended December 31, 2024, refer to Note 3.
7.    INVENTORIES
The components of inventory, net of reserves, are summarized as follows (in thousands):

	December 31, 2024	December 31, 2023
Raw materials	$18,686	$22,308
Work in process	2,662	6,230
Finished goods	89,556	77,971
	$110,904	$106,509
8.    DEBT
REVOLVING FACILITIES
The Company has a revolving credit facility providing for secured revolving loans and letters of credit in an aggregate amount of up to $125.0 million, which is subject to the terms of a credit agreement dated April 6, 2023 (the "Credit Agreement"). As of December 31, 2024, the Company had no outstanding under this agreement. As of December 31, 2023, the Company had an outstanding balance of $19.0 million under this credit agreement which was subsequently repaid.
Borrowings under the Credit Agreement bear interest, at XPEL’s option, at a rate equal to either (a) Base Rate or (b) Adjusted Term SOFR. In addition to the applicable interest rate, the Credit Agreement includes a commitment fee ranging from 0.20% to 0.25% per annum for the unused portion of the aggregate commitment and an applicable margin ranging from 0.00% to 0.50% for Base Rate Loans and 1.00% to 1.50% for Adjusted Term SOFR Loans. At December 31, 2024, these rates were 7.5% and 5.6%, respectively. Both the margin applicable to the interest rate and the commitment fee are dependent on XPEL’s Consolidated Total Leverage Ratio. The Credit Agreement's maturity date is April 6, 2026. All capitalized terms in this description of the credit facility that are not otherwise defined in this Annual Report have the meaning assigned to them in the Credit Agreement.
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

The Company also has a CAD $4.5 million (approximately $3.1 million USD as of December 31, 2024) revolving credit facility through a financial institution in Canada, as maintained by XPEL Canada Corp., a wholly-owned subsidiary of XPEL. This Canadian facility can be utilized to fund the Company's working capital needs in Canada. This facility bears interest at the Royal Bank of Canada’s prime rate plus 0.25% per annum and is guaranteed by the parent company. As of December 31, 2024 and December 31, 2023, no balance was outstanding on this line of credit.
As of December 31, 2024 and December 31, 2023, the Company was in compliance with all debt covenants.
9.    EMPLOYEE BENEFIT PLANS
The Company sponsors defined contribution plans for substantially all employees. Annual Company contributions under the plans are discretionary. Company contribution expenses were $1.4 million, $1.0 million and $0.8 million for the plan years ended December 31, 2024, 2023 and 2022, respectively.
10.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following table presents significant accounts payable and accrued liability balances as of the periods ending:

	December 31, 2024	December 31, 2023
Trade payables	$26,316	$24,233
Payroll liabilities	5,329	4,296
Contract liabilities	821	761
Acquisition holdback payments	651	868
Other liabilities	3,672	2,286
	$36,789	$32,444
11.    CAPITAL STOCK
Shares issued and outstanding at December 31, 2024 and 2023 were 27,651,773 and 27,630,025, respectively. Par value of these shares for these same dates was $0.03 million.
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
RSUs and PSUs have been granted under the Plan. Grant activity for the year ended December 31, 2024 is summarized as follows:

	Number of Performance Stock Units	Weighted Average Grant Value Per Share	Number of Restricted Stock Units	Weighted Average Grant Value Per Share
Outstanding at December 31, 2023	17,198	$78.50	64,224	$73.29
Granted	32,809	52.58	54,800	49.21
Vested	—		(20,487)	61.85
Forfeited or canceled	—		(7,106)	61.85
Outstanding at December 31, 2024	50,007	$61.49	91,431	$58.17
During the years ended December 31, 2024, 2023, and 2022, we recorded compensation expense of $3.2 million, $1.6 million, and $0.5 million, respectively, related to grants under the Plan.
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
Level 3 liabilities measured at December 31, 2024 and 2023 at fair value on a recurring basis are as follows (in thousands):

	2024	2023
Level 3:
Contingent Liabilities	$1,816	$815
Changes in the value of these liabilities are reflected in general and administrative expenses in the Consolidated Statements of Income for the twelve months ended December 31, 2024 and 2023, respectively. See Note 3 for acquisition-related activity.
14.    INCOME TAXES
Income before income taxes on which the provision for income taxes was computed is as follows (in thousands):

	2024	2023	2022
Domestic	$47,019	$61,974	$48,574
International	9,759	4,057	3,391
Income before income taxes	$56,778	$66,031	$51,965
The provision for income taxes differs from the US federal statutory rate as follows:

	2024	2023	2022
Income before income taxes	$56,778	$66,031	$51,965
Statutory rate	21%	21%	21%
	$11,923	$13,867	$10,913

State taxes net of federal benefit	$874	$1,238	$862
Nondeductible/nontaxable items	369	256	53
Tax Impact of foreign operations	503	284	230
Foreign derived intangible income benefit	(1,115)	(1,647)	(1,114)
R&D Credit	(900)	—	—
Other - net	(365)	(767)	(360)
Income tax expense	$11,289	$13,231	$10,584

XPEL, Inc.
Notes to Consolidated Financial Statements

The foreign tax rate differential reflects the impact of the differences in our various international tax rates and our US statutory rate.
The components of the income tax provision (benefit) are as follows (in thousands):

	Year ended December 31
	2024	2023	2022
Current income tax expense
Federal	$9,969	$11,104	$9,006
Foreign	2,537	1,372	1,025
State	1,528	1,671	1,036
Total current income tax expense	$14,034	$14,147	$11,067

Deferred income tax benefit
Federal	$(1,865)	$(533)	$(196)
Foreign	(630)	(354)	(249)
State	(250)	(29)	(38)
Total deferred income tax benefit	$(2,745)	$(916)	$(483)

Total	$11,289	$13,231	$10,584
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	Year ended December 31
	2024	2023
Deferred Tax Assets
Allowance for Doubtful Accounts	$35	$42
263(A) Adjustment	264	265
Accrued Expenses	177	577
Inventory Reserve	382	173
Unrealized loss	273	38
State Tax Credit	246	170
NOL Carryforward and Other	155	220
Stock Compensation	379	174
Capitalized Acquisition Costs	137	112
Capitalized Research and Development	3,128	1,572
Right of Use Lease Liability	4,308	3,385
Less Valuation Allowance	(92)	(92)
Total deferred tax assets	$9,392	$6,636

Deferred Tax Liabilities
Fixed and Intangible Assets	$5,860	$6,176
Right of Use Lease Asset	4,001	3,118
Total deferred tax liabilities	9,861	9,294
Total net deferred tax liabilities	$(469)	$(2,658)

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
The Company has net operating losses in certain of its foreign subsidiaries of $0.6 million available to apply against future taxable income. The Company has recorded a valuation allowance based on the lack of positive available evidence of realizability of acquired net operating losses of $0.3 million. The Company has state tax credits of $0.3 million available to apply against future taxable income. These credits begin to expire in the year 2039.
Reconciliation of Unrecognized Tax Benefits from Uncertain Tax Positions (in thousands)

	Year Ended December 31,
	2024	2023	2022
Beginning unrecognized tax benefits	$114	$144	$129
Increase in related tax positions of prior years	—	—	15
Lapse of statute of limitations	40	30	—
Ending unrecognized tax benefits	$74	$114	$144
The Company recognizes the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely upon its technical merits at the reporting date. The unrecognized tax benefit is the difference between the tax benefit recognized and the tax benefit claimed on the Company’s income tax return. The Company has an unrecognized tax benefit as of the year ended December 31, 2024 in the amount of $0.1 million related to an uncertain tax position in one of its foreign jurisdictions. This amount includes an estimate for interest and penalties and are included in income tax expense. The liability is reflected in other long-term liabilities on the Company’s balance sheet. The Company expects a reduction of the position in 2025 related to expiring statutes. The unrecognized tax benefits in the table above include $0.1 million as of December 31, 2024, that, if recognized, would have impacted income tax expense. The Company believes that all material tax positions in the current and prior years have been analyzed and properly accounted for and that the risk of additional material uncertain tax positions that have not been identified is remote.
The Company plans to indefinitely reinvest foreign earnings and does not expect to repatriate earnings for the foreseeable future. Determination of the amount of unrecognized deferred tax liabilities related to investment in these foreign subsidiaries is not practicable.
The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is still subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years 2017 and after. There are no ongoing or pending IRS, state or foreign examinations.

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

XPEL, Inc.
Notes to Consolidated Financial Statements

Balance sheet information related to operating leases is as follows:

	December 31, 2024	December 31, 2023
Operating lease right-of-use assets	$19,490	$15,459

Current portion of operating lease liabilities	4,666	3,966
Noncurrent portion of operating lease liabilities	16,126	12,715
Total operating lease liabilities	$20,792	$16,681
We had operating lease expense of $6.1 million, $5.0 million, and $4.2 million, respectively, for the years ended December 31, 2024, 2023, and 2022. For the year ended December 31, 2024, we had $0.4 million in short-term lease expenses while cash payments on leases, and variable expenses were $5.8 million, and $1.9 million, respectively. For the year ended December 31, 2023, short-term lease expenses were negligible while cash payments on leases and variable lease expenses were $4.6 million, and $0.1 million, respectively. We have elected not to apply balance sheet recognition to short-term leases.
Weighted-average information associated with the measurement of our remaining operating lease obligations is as follows:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	4.90	4.40
Weighted-average discount rate	6.9%	5.5%
The following table summarizes the maturity of our operating lease liabilities as of December 31, 2024:

2025	$6,558
2026	5,872
2027	4,601
2028	3,895
2029	2,243
Thereafter	3,199
Total operating lease payments	26,368
Less: interest	(5,576)
Total operating lease liabilities	$20,792
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

XPEL, Inc.
Notes to Consolidated Financial Statements

The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands except per share values):

	Fiscal Year Ended December 31,
Numerator	2024	2023	2022
Net income	$45,489	$52,800	$41,381
Denominator
Weighted average basic shares	27,639	27,622	27,614
Dilutive effect of stock units	4	12	2
Weighted average diluted shares	27,643	27,634	27,616
Earnings per share
Basic	$1.65	$1.91	$1.50
Diluted	$1.65	$1.91	$1.50

XPEL, Inc.
Notes to Consolidated Financial Statements

18.    SEGMENT INFORMATION
Our CODM, who is our CEO, makes operating decisions and evaluates operating performance on the basis of the whole company, instead of on a segment basis. As a result, we have determined that we have a single reportable segment.
Our CODM assesses performance and decides how to allocate resources based on net income as reported in our consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as total assets. The CODM uses net income to evaluate return on total assets in deciding whether to invest in the development and expansion of our consolidated operations or into strategic transactions, such as acquisitions. Net income is also used to monitor budget versus actual results, perform competitive benchmarking analyses, and is considered in evaluating our executives’ compensation.
The following table presents our significant expense categories included in our reported measure of segment profitability for the periods represented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Total revenue	420,400	396,293	323,993
Less:
Direct product costs	199,791	198,008	169,905
Direct non-product costs	43,249	35,871	26,576
Personnel costs	50,979	40,709	33,914
Sales and marketing costs	15,249	11,226	7,278
Facility expenses	9,908	7,776	6,273
Depreciation and amortization	9,585	7,726	6,264
Travel and entertainment	9,198	7,056	4,995
Information technology	5,599	4,174	3,189
Professional fees	5,086	5,313	4,401
Shipping	4,830	4,611	2,583
Other	7,779	6,851	4,678
Income from operations	59,147	66,972	53,937
Interest expense	996	1,248	1,410
Income tax expense	11,289	13,231	10,584
Foreign currency exchange loss/(gain)	1,373	(307)	562
Net income	$45,489	$52,800	$41,381
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act). In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 Framework). Our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2024.
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
Our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report on our internal control over financial reporting which is included herein.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of XPEL, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of XPEL, Inc. and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 28, 2025, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Austin, Texas
February 28, 2025
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III
Item 10. Directors, Executive and Corporate Governance
The information required by this Item is set forth under the headings “Corporate Governance,” “Directors,” “Executive Officers” and “Other Information—Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item is set forth under the heading “Executive Compensation,” under the subheadings “Board Oversight of Risk Management” and “Compensation Committee Interlocks and Insider Participation” under the heading “Corporate Governance” and under the subheadings “Compensation of Directors” and “Director Compensation - 2023” under the heading “Directors” in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is set forth under the headings “Other Information—Security Ownership of Certain Beneficial Owners and Management” and “Other Information—Equity Compensation Plan Information” in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is set forth under the subheadings “Board Committees”, “Review, Approval, or Ratification of Transactions with Related Persons” and “Transactions with Related Persons” under the heading “Corporate Governance” in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item is set forth under the subheadings “Fees Paid to Auditors” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm” under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

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

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit/Appendix	Filing Date
3.1	Articles of Incorporation of the Company, filed with the Nevada Secretary of State on October 14, 2003	10-12B	3.1	04/03/2019
3.2	Certificate of Amendment to the Articles of Incorporation of the Company, filed with the Nevada Secretary of State on December 29, 2003	10-12B	3.2	04/03/2019
3.3	Certificate of Amendment to the Articles of Incorporation of the Company, filed with the Nevada Secretary of State on June 3, 2018	10-12B	3.3	04/03/2019
3.4	Amended and Restated Bylaws of the Company, effective as of October 31, 2023	8-K	3.1	11/01/2023
4.1	Description of Securities of the Registrant	10-K	4.1	03/16/2020
10.1	Credit Agreement Dated April 6, 2023	8-K	10.1	04/06/2023
10.2	Credit Facility Letter, dated September 11, 2018, by and among XPEL Canada Corp., as borrower, XPEL, Inc., as guarantor, and HSBC Bank Canada, as lender.	10-12B/A	10.3	05/30/2019
10.3	Distribution Agreement dated May 31, 2018 by and between the Company and Shanghai Xing Ting Trading Co., Ltd.	10-12B/A	10.5	05/30/2019
10.4+	XPEL, Inc. 2020 Equity Incentive Plan, as amended on May 24, 2023	10-K	10.4	02/28/2024
10.5+	Form of Restricted Stock Unit Agreement	10-Q	10.1	08/09/2021
10.6+	Form of Performance Restricted Stock Unit Award Agreement	10-Q	10.1	08/09/2023
14.1	Code of Business Conduct and Ethics	10-12B/A	14.1	04/24/2019
19.1	XPEL, Inc. Second Amended and Restated Insider Trading Policy, effective as of May 24, 2023	10-K	19.1	02/28/2024
21.1	Subsidiaries of the Company	10-K	21.1	02/28/2024
23.1*	Consent of Deloitte & Touche, LLP
24.1*	Power of Attorney
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certifications of Chief Executive Officer
32.2**	Section 1350 Certifications of Chief Financial Officer
97.1+	XPEL, Inc. Compensation Clawback Policy, effective as of October 31, 2023.	10-K	97.1	02/28/2024
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set
* Filed herewith
** Furnished herewith
+Management Compensatory Plan or Agreement

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XPEL, Inc. (Registrant)

		By:	/s/ Barry R. Wood
Barry R. Wood
Senior Vice President and Chief Financial Officer
Date:	February 28, 2025		(Authorized Officer and Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name and Signature	Title	Date
/s/ Ryan L. Pape	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2025
Ryan L. Pape
/s/ Barry R. Wood	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2025
Barry R. Wood
*	Director	February 28, 2025
Stacy L. Bogart
*	Director	February 28, 2025
Richard K. Crumly
*	Director	February 28, 2025
Michael A. Klonne
*	Director	February 28, 2025
John F. North
*By: /s/ Barry R. Wood
Barry R. Wood
Attorney-in-fact