Form 10-Q
period 2025-03-31
XPEL, Inc.
filed 2025-05-09
CIK 1767258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The registrant had 27,664,765 shares of common stock outstanding as of May 9, 2025.

Part I. Financial Information
Item 1. Financial Statements
XPEL, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	(Unaudited)	(Audited)
	March 31, 2025	December 31, 2024
Assets
Current
Cash and cash equivalents	$23,541	$22,087
Accounts receivable, net	33,359	29,146
Inventory, net	115,306	110,904
Prepaid expenses and other current assets	6,093	5,314
Income tax receivable	—	893
Total current assets	178,299	168,344
Property and equipment, net	17,254	17,735
Right-of-use lease assets	19,240	19,490
Intangible assets, net	33,795	34,562
Deferred tax asset, net	235	—
Other non-current assets	1,555	1,350
Goodwill	44,444	44,126
Total assets	$294,822	$285,607
Liabilities
Current
Current portion of notes payable	$65	$63
Current portion lease liabilities	5,075	4,666
Accounts payable and accrued liabilities	34,377	36,789
Income tax payable	2,065	—
Total current liabilities	41,582	41,518
Deferred tax liability, net	—	469
Other long-term liabilities	1,826	1,810
Non-current portion of lease liabilities	15,809	16,126
Non-current portion of notes payable	151	229
Total liabilities	59,368	60,152
Commitments and Contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.001 par value; authorized 10,000,000; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,661,587 and 27,651,773 issued and outstanding, respectively	28	28
Additional paid-in-capital	16,136	15,550
Accumulated other comprehensive loss	(3,409)	(4,236)
Retained earnings	222,699	214,113
Total stockholders’ equity	235,454	225,455
Total liabilities and stockholders’ equity	$294,822	$285,607
See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenue
Product revenue	$78,712	$66,852
Service revenue	25,093	23,252
Total revenue	103,805	90,104

Cost of Sales
Cost of product sales	48,439	42,135
Cost of service	11,470	10,093
Total cost of sales	59,909	52,228
Gross Margin	43,896	37,876

Operating Expenses
Sales and marketing	11,875	10,391
General and administrative	20,901	18,256
Total operating expenses	32,776	28,647

Operating Income	11,120	9,229

Interest expense	75	473
Foreign currency exchange (gain) loss	(235)	272

Income before income taxes	11,280	8,484
Income tax expense	2,694	1,818
Net income	$8,586	$6,666

Earnings per share
Basic	$0.31	$0.24
Diluted	$0.31	$0.24
Weighted Average Number of Common Shares
Basic	27,655	27,630
Diluted	27,676	27,637

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Other comprehensive income
Net income	$8,586	$6,666
Foreign currency translation	827	(862)
Total comprehensive income	$9,413	$5,804

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands)

Stockholders' Equity - Three Months Ended March 31
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	27,630	$28	$12,546	$168,624	$(1,209)	$179,989
Net income	—	—	—	6,666	—	6,666
Foreign currency translation	—	—	—	—	(862)	(862)
Stock-based compensation	1	—	630	—	—	630
Balance as of March 31, 2024	27,631	28	13,176	175,290	(2,071)	186,423

Balance as of December 31, 2024	27,652	28	15,550	214,113	(4,236)	225,455
Net income	—	—	—	8,586	—	8,586
Foreign currency translation	—	—	—	—	827	827
Stock-based compensation	10	—	586	—	—	586
Balance as of March 31, 2025	27,662	$28	$16,136	$222,699	$(3,409)	$235,454
See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$8,586	$6,666
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	1,535	1,333
Amortization of intangible assets	1,521	1,410
Gain on sale of property and equipment	—	(18)
Stock compensation	679	630
Provision for credit losses	73	89
Deferred income tax	(766)	(157)

Changes in assets and liabilities:
Accounts receivable	(3,915)	(4,763)
Inventory, net	(4,188)	(3,878)
Prepaid expenses and other current assets	(551)	(2,325)
Income taxes receivable and payable	2,954	904
Accounts payable and accrued liabilities	(2,700)	(4,850)
Net cash provided by (used in) operating activities	3,228	(4,959)
Cash flows used in investing activities
Purchase of property, plant and equipment	(1,003)	(2,017)
Proceeds from sale of property and equipment	2	—
Acquisition of a business, net of cash acquired	(42)	(757)
Development of intangible assets	(513)	(340)
Net cash used in investing activities	(1,556)	(3,114)
Cash flows from financing activities
Net borrowings on revolving credit agreement	—	5,000
Restricted stock withholding taxes paid in lieu of issued shares	(93)	—
Repayments of notes payable	(77)	(15)
Net cash (used in) provided by financing activities	(170)	4,985
Net change in cash and cash equivalents	1,502	(3,088)
Foreign exchange impact on cash and cash equivalents	(48)	93
Increase (Decrease) in cash and cash equivalents during the period	1,454	(2,995)
Cash and cash equivalents at beginning of period	22,087	11,609
Cash and cash equivalents at end of period	$23,541	$8,614

Supplemental schedule of non-cash activities
Non-cash lease financing	$832	$952
Issuance of common stock for vested restricted stock units	$190	$57
Supplemental cash flow information
Cash paid for income taxes	$519	$1,152
Cash paid for interest	$89	$430
See notes to condensed consolidated financial statements.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    INTERIM FINANCIAL INFORMATION
The accompanying (a) condensed consolidated balance sheet as of December 31, 2024, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2025 and 2024 have been prepared by XPEL, Inc. (“XPEL” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns and seasonal, operating and other factors.
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 28, 2025 (the "Annual Report") and with the Management's Discussion and Analysis of Financial Condition and Results of Operations section appearing elsewhere in this Report.

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
Accounts Receivable - Accounts receivable are shown net of allowances for expected credit losses of $0.2 million and $0.2 million as of March 31, 2025 and December 31, 2024, respectively. The Company evaluates the adequacy of its allowances by analyzing the aging of receivables, customer financial condition, historical collection experience, the value of any collateral and other economic and industry

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
factors. Actual collections may differ from historical experience, and if economic, business or customer conditions deteriorate significantly, adjustments to these reserves may be required. When the Company becomes aware of factors that indicate a change in a specific customer’s ability to meet its financial obligations, the Company records a specific reserve for credit losses.
Provisions and Warranties - We provide a warranty on our products. Liability under the warranty policy is based on a review of historical warranty claims. Adjustments are made to the accruals as claims and data experience warrant. Our liability for warranties as of March 31, 2025 and December 31, 2024 was $0.7 million and $0.7 million, respectively. The following tables present a summary of our accrued warranty liabilities for the three months ended March 31, 2025 and the twelve months ended December 31, 2024 (in thousands):

2025
Warranty liability, January 1	$738
Warranties assumed in period	202
Payments	(239)
Warranty liability, March 31	$701

2024
Warranty liability, January 1	$422
Warranties assumed in period	1,551
Payments	(1,235)
Warranty liability, December 31	$738
Recent Accounting Pronouncements Issued and Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures”, which makes certain updates to income tax disclosures. This standard becomes effective for annual periods beginning after December 15, 2024, with early adoption permitted. We do not anticipate implementation of this standard will have a material impact on our financial statements.
In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses”, which makes certain updates to the presentation of expenses. This standard becomes effective for annual reporting periods beginning after December 15, 2026 and interim reports beginning after December 15, 2027, with early adoption permitted. We are assessing the effect that the adoption of this standard will have on our financial statements.

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
The following table summarizes transactions within contract liabilities for the three months ended March 31, 2025 (in thousands):

Balance, December 31, 2024	$821
Revenue recognized related to payments included in the December 31, 2024 balance	(757)
Payments received for which performance obligations have not been satisfied	1,341
Effect of foreign currency translation	3
Balance, March 31, 2025	$1,408
The table below sets forth the disaggregation of revenue by product category for the periods indicated below (in thousands):

	Three Months Ended March 31,
	2025	2024
Product Revenue
Paint protection film	$56,441	$49,011
Window film	18,635	14,549
Other	3,636	3,292
Total	$78,712	$66,852

Service Revenue
Software	$2,118	$1,928
Cutbank credits	3,673	4,018
Installation labor	18,650	16,706
Training and other	652	600
Total	$25,093	$23,252

Total	$103,805	$90,104
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

	Three Months Ended March 31,
	2025	2024
United States	$58,073	$52,048
Continental Europe	11,148	10,216
Canada	9,426	11,080
China	8,107	1,450
Middle East/Africa	5,910	5,143
Asia Pacific	5,000	3,750
United Kingdom	3,579	3,486
Latin America	2,562	2,931
Total	$103,805	$90,104

4.    PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Furniture and fixtures	$4,635	$4,451
Computer equipment	5,402	5,202
Vehicles	1,087	1,075
Equipment	6,062	6,018
Leasehold improvements	12,954	11,878
Plotters	5,222	5,005
Construction in Progress	739	1,346
Total property and equipment	36,101	34,975
Less: accumulated depreciation	18,847	17,240
Property and equipment, net	$17,254	$17,735
Depreciation expense for the three months ended March 31, 2025 and 2024 was $1.5 million and $1.3 million, respectively.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5.    INTANGIBLE ASSETS, NET
Intangible assets consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Trademarks	$1,442	$1,386
Software	8,177	7,720
Trade name	2,694	2,638
Contractual and customer relationships	43,058	42,827
Non-compete	424	424
Other	700	693
Total at cost	56,495	55,688
Less: Accumulated amortization	22,700	21,126
Intangible assets, net	$33,795	$34,562
Amortization expense for the three months ended March 31, 2025 and 2024 was $1.5 million and $1.4 million, respectively.

6.    GOODWILL
The following table summarizes goodwill transactions for the three months ended March 31, 2025 and the twelve months ended December 31, 2024 (in thousands):

Balance at	2025
Balance at December 31, 2024	$44,126
Additions	21
Foreign exchange	297
Balance at March 31, 2025	$44,444

2024
Balance at December 31, 2023	$37,461
Additions	7,762
Foreign exchange	(1,097)
Balance at December 31, 2024	$44,126
Purchase price accounting for acquisitions completed during the fourth quarter of the year ended December 31, 2024 has not yet been finalized pending the completion of valuation models related to the identified intangible assets and contingent consideration included in these transactions. Purchase price accounting for all prior periods and for acquired items not indicated above have been finalized without material adjustments.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7.    INVENTORIES
The components of inventory, net are summarized as follows (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$14,700	$18,686
Work in process	657	2,662
Finished goods	99,949	89,556
	$115,306	$110,904
8.    DEBT
REVOLVING FACILITIES
The Company has a revolving credit facility providing for secured revolving loans and letters of credit in an aggregate amount of up to $125 million, which is subject to the terms of a credit agreement dated April 6, 2023 (the "Credit Agreement"). As of March 31, 2025 and December 31, 2024, the Company had no outstanding balances under this agreement.
Borrowings under the Credit Agreement bear interest, at XPEL’s option, at a rate equal to either (a) Base Rate or (b) Adjusted Term SOFR. In addition to the applicable interest rate, the Credit Agreement includes a commitment fee ranging from 0.20% to 0.25% per annum for the unused portion of the aggregate commitment and an applicable margin ranging from 0.00% to 0.50% for Base Rate Loans and 1.00% to 1.50% for Adjusted Term SOFR Loans. At March 31, 2025, these rates were 7.5% and 5.4%, respectively. Both the margin applicable to the interest rate and the commitment fee are dependent on XPEL’s Consolidated Total Leverage Ratio. The Credit Agreement's maturity date is April 6, 2026. All capitalized terms in this description of the credit facility that are not otherwise defined in this report have the meaning assigned to them in the Credit Agreement.
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

The Company also has a CAD $4.5 million revolving credit facility through HSBC Bank Canada, and is maintained by XPEL Canada Corp., a wholly-owned subsidiary of XPEL. This Canadian facility is utilized to fund the Company's working capital needs in Canada. This facility bears interest at HSBC Canada Bank’s prime rate plus 0.25% per annum and is guaranteed by the parent company. As of March 31, 2025 and December 31, 2024, no balance was outstanding on this line of credit.
As of March 31, 2025 and December 31, 2024, the Company was in compliance with all debt covenants.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following table presents significant accounts payable and accrued liability balances as of the periods ending (in thousands):

	March 31, 2025	December 31, 2024
Trade payables	$24,635	$26,316
Payroll liabilities	3,962	5,329
Contract liabilities	1,408	821
Acquisition holdback payments	668	651
Other liabilities	3,704	3,672
	$34,377	$36,789

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
Liabilities measured at fair value on a recurring basis as of the dates noted below are as follows (in thousands):

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	March 31, 2025	December 31, 2024
Level 3:
Contingent Liabilities	$1,891	$1,816
Increases and decreases in the fair value of level 3 contingent liabilities are reflected in general and administrative expenses in the Consolidated Statements of Income for the three months ended March 31, 2025.

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
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands except per share values):

	Three Months Ended March 31,
Numerator	2025	2024
Net income	$8,586	$6,666
Denominator
Weighted average basic shares	27,655	27,630
Dilutive effect of restricted stock units	21	7
Weighted average diluted shares	27,676	27,637
Earnings per share
Basic	$0.31	$0.24
Diluted	$0.31	$0.24

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
13.    SEGMENT INFORMATION
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
The following table presents our significant expense categories included in our reported measure of segment profitability for the periods represented (in thousands):

	Three Months Ended March 31,
	2025	2024
Total revenue	$103,805	$90,104
Less:
Direct product costs	48,439	42,135
Direct non-product costs	11,470	10,093
Personnel costs	14,245	12,683
Sales and marketing costs	3,684	3,814
Facility expenses	2,672	2,340
Depreciation and amortization	2,510	2,235
Travel and entertainment	2,750	2,353
Information technology	1,548	1,340
Professional fees	1,656	1,207
Shipping	1,149	1,040
Other	2,562	1,635
Income from operations	11,120	9,229
Interest expense	75	473
Income tax expense	2,694	1,818
Foreign currency exchange (gain)/loss	(235)	272
Net income	$8,586	$6,666

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
•Technology cold render the need for some or our products obsolete.
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
•Existing and potential new trade policies, such as tariffs, could adversely affect our operational costs and business.
We believe the items we have outlined above are important factors that could cause estimates included in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf.  We have discussed these factors in more detail in the Annual Report and supplemented in this Report. These factors are not necessarily all of the factors that could affect us. Unpredictable or unanticipated factors that we have not discussed in this Report could also have material adverse effects on actual results. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our shareholders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution when considering our forward-looking statements.

Company Overview
The Company is a supplier of protective films, coatings and related services primarily to the automobile aftermarket, new car dealerships and automobile OEMs. The majority of our revenue is derived from the sale of our automotive products and related services while the remainder of our revenue is derived from non-automotive products including architectural window film and marine and flat surface protection films. .
The Company began as a software company designing vehicle patterns used to produce cut-to-fit protective film for the painted surfaces of automobiles. In 2007, we began selling automotive surface and paint protection film products to complement our software business. As paint protection film technology improved and became more durable, awareness and adoption of paint protection film continued to increase driving significant industry growth over the last several years. Initial adoption of paint protection film came primarily from luxury car enthusiasts in the United States and Canada. These enthusiasts were primarily served by a growing automotive aftermarket of independent installers of automotive paint protection and window films. Internationally, nascent demand began to build as awareness and adoption in the United States and Canada continued to increase. Over the last few years, new car dealership interest in our products has increased due to their exposure to the aftermarket installer network while OEM interest in the product increased through their exposure to the new car dealerships who had been selling the product.
Strategic Overview
Our strategy initially centered on how best to serve and grow our network of independent installers in the US and Canada and to sell products internationally through independent distributors while simultaneously building and enhancing eh XPEL brand. This "best-in-class" service strategy was then extended to new car dealerships and OEMs. Internationally, while our initial market entry was primarily through indirect distribution, we desire to ultimately sell directly to the majority of the top twenty-five car markets in the world which is an important element of our acquisition strategy.
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

The following table is a reconciliation of Net income to EBITDA for the three months ended March 31, 2025 and 2024 (in thousands):

	(Unaudited)
	Three Months Ended March 31,
	2025	2024
Net Income	$8,586	$6,666
Interest	75	473
Taxes	2,694	1,818
Depreciation	1,535	1,333
Amortization	1,521	1,410
EBITDA	$14,411	$11,700
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

Executive Summary
The following table summarizes the Company’s consolidated results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31, 2025	% of Total Revenue	Three Months Ended March 31, 2024	% of Total Revenue	$ Change	% Change
Total revenue	$103,805	100.0%	$90,104	100.0%	$13,701	15.2%
Total cost of sales	59,909	57.7%	52,228	58.0%	7,681	14.7%
Gross margin	43,896	42.3%	37,876	42.0%	6,020	15.9%
Total operating expenses	32,776	31.6%	28,647	31.8%	4,129	14.4%
Operating income	11,120	10.7%	9,229	10.2%	1,891	20.5%
Other (income) expenses	(160)	(0.2)%	745	0.8%	(905)	(121.5)%
Income tax	2,694	2.6%	1,818	2.0%	876	48.2%
Net income	$8,586	8.3%	$6,666	7.4%	$1,920	28.8%

Results of Operations
The following table summarizes revenue results for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,		% Change	% of Total Revenue
	2025	2024	Inc (Dec)	2025	2024
Product Revenue
Paint protection film	$56,441	$49,011	15.2%	54.4%	54.4%
Window film	18,635	14,549	28.1%	18.0%	16.1%
Other	3,636	3,292	10.4%	3.5%	3.7%
Total	$78,712	$66,852	17.7%	75.9%	74.2%

Service Revenue
Software	$2,118	$1,928	9.9%	2.0%	2.1%
Cutbank credits	3,673	4,018	(8.6)%	3.5%	4.5%
Installation labor	18,650	16,706	11.6%	18.0%	18.5%
Training and other	652	600	8.7%	0.6%	0.7%
Total	$25,093	$23,252	7.9%	24.1%	25.8%

Total	$103,805	$90,104	15.2%	100.0%	100.0%
Because many of our international customers require us to ship their orders to freight forwarders located in the United States, we cannot be certain about the ultimate destination of the product. The following table represents our estimate of sales by geographic regions based on our understanding of ultimate product destination based on customer interactions, customer locations and other factors for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,		% Change	% of Total Revenue
	2025	2024	Inc (Dec)	2025	2024
United States	$58,073	$52,048	11.6%	56.0%	57.8%
Continental Europe	11,148	10,216	9.1%	10.7%	11.3%
Canada	9,426	11,080	(14.9)%	9.1%	12.3%
China	8,107	1,450	459.1%	7.8%	1.6%
Middle East/Africa	5,910	5,143	14.9%	5.7%	5.7%
Asia Pacific	5,000	3,750	33.3%	4.8%	4.2%
United Kingdom	3,579	3,486	2.7%	3.4%	3.9%
Latin America	2,562	2,931	(12.6)%	2.5%	3.2%
Total	$103,805	$90,104	15.2%	100.0%	100.0%

Revenue
Product Revenue. Product revenue increased 17.7% for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 and represented 75.9% of our consolidated first quarter 2025 revenue. Within this category, revenue from our paint protection film product line increased 15.2% as compared to the prior year and represented 54.4% of total consolidated revenue for the three months ended March 31, 2025. This increase was driven primarily by increased paint protection film sales into China as prior excess inventory levels at our China distributor began to normalize.
Revenue from our window film product line grew 28.1% during the three months ended March 31, 2025 and represented 18.0% of our consolidated first quarter 2025 revenue. This product line includes automotive, architectural and windshield protection films. Automotive window film revenue grew 16.2% to $15.0 million for the three months ended March 31, 2025 and represented 80.8% of total window film revenue and 14.5% of total consolidated revenue for the three months ended March 31, 2025. This increase was due to continued channel focus, increased product adoption in multiple regions and increased demand. Architectural window film revenue for the three months ended March 31, 2025 increased 9.6% to $1.7 million and represented 9.3% of total window film revenue and 1.7% of total consolidated first quarter revenue. Our windshield protection film revenue for the three months ended March 31, 2025 was $1.8 million and represented 9.9% of total window film revenue and 1.8% of total consolidated first quarter revenue. Our windshield protection film product was launched during the fourth quarter 2024.
Other product revenue for the three months ended March 31, 2025 grew 10.4% to $3.6 million and represented 3.5% of total consolidated revenue. This increase was driven by an increase in demand for our non-film related products such as ceramic coating, plotters, chemicals and other film installation tools and accessories. Our FUSION ceramic coating product revenue grew 4.2% to $1.4 million.
Service revenue. Service revenue consists of revenue from fees for DAP software access, cutbank credit revenue, which represents the value of pattern access provided with eligible product revenue, revenue from the labor portion of installation sales in our Company-owned installation centers, labor revenue from our dealership services and OEM businesses, and revenue from training services provided to our customers. During the three months ended March 31, 2025, service revenue grew 7.9% compared to the three months ended March 31, 2024.
Within the service revenue category, software revenue increased 9.9% from the three months ended March 31, 2024. This increase was due primarily to increases in customers subscribing to our software. Cutbank credit revenue decreased 8.6% from the three months ended March 31, 2024. This decrease was due primarily to the decrease in paint protection film revenue primarily in Canada. Total installation labor revenue increased 11.6% from the three months ended March 31, 2024.
Total installation revenue (labor and product combined) for the three months ended March 31, 2025 increased 11.6% over the three months ended March 31, 2024. Adjusted product revenue, which combines the cutbank credit revenue service component with product revenue, increased by 16.2% from the three months ended March 31, 2024 due mainly to the same factors described above.
Geographically, we experienced continued growth in most of our regions including 11.6% growth in the US region, our most mature market. These increases were primarily due to increased sales of automotive window film in the US and increased sales in China as our distributor continued to work through its prior excess inventory levels.

Cost of Sales
Cost of sales consists of product costs and the costs to provide our services. Product costs consist of material costs, certain personnel costs, shipping costs, warranty costs and other costs related to providing products to our customers. Cost of service includes the labor costs associated with installation of product in our Company-owned facilities and across our dealer-service network, costs of labor associated with pattern design for our film-cutting software and the costs incurred to provide training for our customers. Product costs in the three months ended March 31, 2025 increased 15.0% over the three months ended March 31, 2024, commensurate with the growth in product revenue. Cost of service revenue grew 13.6% during the three months ended March 31, 2025.
Gross Margin
The following table summarizes gross margin for product and services for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,		%	% of Category Revenue
	2025	2024	Inc	2025	2024
Product margin	$30,273	$24,717	22.5%	38.5%	37.0%
Service margin	13,623	13,159	3.5%	54.3%	56.6%
Total	$43,896	$37,876	15.9%	42.3%	42.0%
Product gross margin for the three months ended March 31, 2025 increased $5.6 million, 22.5% compared to the same period in the prior year. The increase in product gross margin percentages was primarily due to decreases in product costs and improved operating leverage.
Service gross margin increased approximately $0.5 million, or 3.5%, over the three months ended March 31, 2024. This represented 54.3% and 56.6% of total service revenue for the three months ended March 31, 2025 and 2024, respectively. The decrease in service gross margin percentage was primarily due to a higher mix of dealership related installations.
Operating Expenses
Sales and Marketing expenses for the three months ended March 31, 2025 increased $1.5 million, or 14.3%, compared to 2024. These expenses represented 11.4% and 11.5% of consolidated revenue for the three months ended March 31, 2025 and 2024, respectively. This increase was due mainly to increased personnel costs and costs associated with your annual dealer conference held during the first quarter 2025.
General and administrative expenses grew approximately $2.6 million, or 14.5%, during the three months ended March 31, 2025 over the three months ended March 31, 2024. These costs represented 20.1% and 20.3% of consolidated revenue for the three months ended March 31, 2025 and 2024, respectively. The increase in these expenses was due mainly to increases in severance-related personnel, occupancy, and information technology costs.
Interest Expense
Interest expense for the three months ended March 31, 2025 decreased $0.4 million compared to the three months ended March 31, 2024. This decrease was due to the reduction in the amount of our debt facility throughout the quarter.

Income Tax Expense
Income tax expense for the three months ended March 31, 2025 increased $0.9 million from the three months ended March 31, 2024. Our effective tax rate was 23.9% for the three months ended March 31, 2025 compared with 21.4% for the three months ended March 31, 2024. The increase in our effective rate was primarily due to an increase in foreign taxes associated with our China operations.
Net Income
Net income for the three months ended March 31, 2025 increased by $1.9 million, or 28.8%, to $8.6 million.

Liquidity and Capital Resources
The primary source of liquidity for our business is available cash and cash equivalents, cash flows provided by operations and borrowing capacity under our credit facilities. As of March 31, 2025, we had cash and cash equivalents of $23.5 million. For the three months ended March 31, 2025, cash provided by operations was $3.2 million, and as of March 31, 2025 we had approximately $128.1 million in funds available under our credit facilities. We expect to continue to have sufficient access to cash to support working capital needs, pay for capital expenditures (including acquisitions), and to pay interest and service debt. We believe we have the ability and sufficient resources to meet these cash requirements by using available cash, internally generated funds and borrowings under committed credit facilities. We are focused on continuing to generate positive operating cash to fund our operational and capital investment initiatives. We believe we have sufficient liquidity to operate for at least the next 12 months from the date of this quarterly report.
Operating Activities. Cash provided by operations totaled approximately $3.2 million for the three months ended March 31, 2025, compared to operating cash outflows of $5.0 million for the three months ended March 31, 2024. This increase in cash flows from operating activities was mainly due to an increase in net income and other changes in working capital.
Investing Activities. Cash used in investing activities totaled approximately $1.6 million during the three months ended March 31, 2025 compared to $3.1 million during the three months ended March 31, 2024. This decrease was due primarily to a reduction in fixed asset purchases and acquisitions during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Financing Activities. Cash used in financing activities during the three months ended March 31, 2025 totaled approximately $0.2 million compared to cash inflows of $5.0 million in the prior year. This decrease was due to additional borrowings under our credit facility during the three months ended March 31, 2024.
Debt obligations, including balances outstanding on committed credit facilities and contingent liabilities, totaled approximately $2.1 million as of March 31, 2025 and December 31, 2024.
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
Credit Facilities
The Company has a revolving credit facility providing for secured revolving loans and letters of credit in an aggregate amount of up to $125 million, which is subject to the terms of a credit agreement dated April 6, 2023 (the "Credit Agreement"). As of March 31, 2025 and December 31, 2024, the Company had no outstanding balances under this agreement.
Borrowings under the Credit Agreement bear interest, at XPEL’s option, at a rate equal to either (a) Base Rate or (b) Adjusted Term SOFR. In addition to the applicable interest rate, the Credit Agreement includes a commitment fee ranging from 0.20% to 0.25% per annum for the unused portion of the aggregate commitment and an applicable margin ranging from 0.00% to 0.50% for Base Rate Loans and

1.00% to 1.50% for Adjusted Term SOFR Loans. At March 31, 2025, these rates were 7.5% and 5.4%, respectively. Both the margin applicable to the interest rate and the commitment fee are dependent on XPEL’s Consolidated Total Leverage Ratio. The Credit Agreement's maturity date is April 6, 2026. All capitalized terms in this description of the credit facility that are not otherwise defined in this report have the meaning assigned to them in the Credit Agreement.
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

The Company also has a CAD $4.5 million revolving credit facility through HSBC Bank Canada, and is maintained by XPEL Canada Corp., a wholly-owned subsidiary of XPEL. This Canadian facility is utilized to fund the Company's working capital needs in Canada. This facility bears interest at HSBC Canada Bank’s prime rate plus 0.25% per annum and is guaranteed by the parent company. As of March 31, 2025 and December 31, 2024, no balance was outstanding on this line of credit.
As of March 31, 2025 and December 31, 2024, the company was in compliance with all debt covenants.
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

Item 1A. Risk Factors
Except as set forth below, there were no changes to the Risk Factors disclosed in Item 1A. Risk Factors of the Annual Report.

Existing and potential new trade policies, such as tariffs, could adversely affect our operations, costs and business.
President Donald Trump has issued a series of executive orders since taking office in January 2025, including executive orders regarding tariffs. While the possibility exists for delays, reductions or exemptions of the automotive and reciprocal tariffs, the potential impacts of these tariffs remain uncertain and may cause a significant impact on the future demand for vehicles by consumers. To the extent any such tariffs remain in place for a sustained period of time, or in the event a global or domestic recession results therefrom, the disposable income of consumers could be significantly reduced, which may result in consumers deciding to delay vehicle purchases, or forego them entirely, or decide to delay or forego the addition of vehicle accessories, each of which could adversely affect our results of operations and financial condition.
Additional actions taken by the U.S. that restrict or could impact the economics of trade — including additional tariffs, trade barriers, and other similar measures — could have the potential to further disrupt existing supply chains and trigger retaliatory efforts by other countries, including the imposition of tariffs, raising taxation, setting foreign exchange or capital controls, or establishing embargoes, sanctions, or other import/export restrictions, thereby negatively impacting our business, both directly and indirectly. These developments, or the perception that more of them could occur, may materially create, or increase business uncertainty and could adversely affect the global economy and stability of global financial markets, potentially reducing trade and depressing economic activity, including demand for our products. Such changes in international trade policies may result in direct impacts to our business or indirectly to our customers or suppliers through increased costs, changes in business prospects or operating results, which could adversely affect our financial condition. The extent of such impacts cannot be predicted at this time.

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

101
The following materials from XPEL’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income, (iv) the unaudited Consolidated Statements of  Equity, (v) the unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements
Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XPEL, Inc. (Registrant)

	By:	/s/ Barry R. Wood
Barry R. Wood
Senior Vice President and Chief Financial Officer
May 9, 2025		(Authorized Officer and Principal Financial and Accounting Officer)