Form 10-Q
period 2025-06-30
XPEL, Inc.
filed 2025-08-08
CIK 1767258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The registrant had 27,672,747 shares of common stock outstanding as of August 8, 2025.

Part I. Financial Information
Item 1. Financial Statements
XPEL, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	(Unaudited)	(Audited)
	June 30, 2025	December 31, 2024
Assets
Current
Cash and cash equivalents	$49,591	$22,087
Accounts receivable, net	38,122	29,146
Inventory, net	104,129	110,904
Prepaid expenses and other current assets	5,474	5,314
Income tax receivable	—	893
Total current assets	197,316	168,344
Property and equipment, net	16,875	17,735
Right-of-use lease assets	20,138	19,490
Intangible assets, net	32,491	34,562
Deferred tax asset, net	1,257	—
Other non-current assets	3,456	1,350
Goodwill	46,538	44,126
Total assets	$318,071	$285,607
Liabilities
Current
Current portion of notes payable	$69	$63
Current portion lease liabilities	5,396	4,666
Accounts payable and accrued liabilities	38,955	36,789
Income tax payable	205	—
Total current liabilities	44,625	41,518
Deferred tax liability, net	—	469
Other long-term liabilities	1,492	1,810
Non-current portion of lease liabilities	16,159	16,126
Non-current portion of notes payable	137	229
Total liabilities	62,413	60,152
Commitments and Contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.001 par value; authorized 10,000,000; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,669,848 and 27,651,773 issued and outstanding, respectively	28	28
Additional paid-in-capital	17,085	15,550
Accumulated other comprehensive loss	(362)	(4,236)
Retained earnings	238,989	214,113
	255,740	225,455
Non-controlling interest	(82)	—
Total stockholders’ equity	255,658	225,455
Total liabilities and stockholders’ equity	$318,071	$285,607
See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Product revenue	$94,795	$83,200	$173,507	$150,052
Service revenue	29,918	26,717	55,011	49,969
Total revenue	124,713	109,917	228,518	200,021

Cost of Sales
Cost of product sales	58,190	51,274	106,630	93,409
Cost of service	13,006	10,778	24,475	20,871
Total cost of sales	71,196	62,052	131,105	114,280
Gross Margin	53,517	47,865	97,413	85,741

Operating Expenses
Sales and marketing	11,862	10,280	23,737	20,671
General and administrative	22,357	18,399	43,258	36,655
Total operating expenses	34,219	28,679	66,995	57,326

Operating Income	19,298	19,186	30,418	28,415

Interest expense	7	392	83	865
Foreign currency exchange (gain)/loss	(1,039)	275	(1,275)	548

Income before income taxes	20,330	18,519	31,610	27,002
Income tax expense	4,122	3,486	6,816	5,303
Net income	16,208	15,033	24,794	21,699
Net loss attributed to non-controlling interest	(82)	—	(82)	—
Net income attributable to stockholders of the Company	$16,290	$15,033	$24,876	$21,699

Earnings per share attributable to stockholders of the Company
Basic	$0.59	$0.54	$0.90	$0.79
Diluted	$0.59	$0.54	$0.90	$0.79
Weighted Average Number of Common Shares
Basic	27,666	27,635	27,660	27,633
Diluted	27,673	27,637	27,675	27,637

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Other comprehensive income
Net income	$16,208	$15,033	$24,794	$21,699
Foreign currency translation	3,047	(295)	3,874	(1,157)
Total Comprehensive income	19,255	14,738	28,668	20,542
Total Comprehensive income attributable to:
Stockholders of the Company	19,337	14,738	28,750	20,542
Non-controlling interest	(82)	—	(82)	—
Total comprehensive income	$19,255	$14,738	$28,668	$20,542

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands)

Stockholders' Equity - Three Months Ended June 30,
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Equity attributable to Stockholders of the Company	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2024	27,631	$28	$13,176	$175,290	$(2,071)	$186,423	$—	$186,423
Net income	—	—	—	15,033	—	15,033	—	15,033
Foreign currency translation	—	—	—	—	(295)	(295)	—	(295)
Stock-based compensation	7	—	750	—	—	750		750
Balance as of June 30, 2024	27,638	28	13,926	190,323	(2,366)	201,911	—	201,911

Balance as of March 31, 2025	27,662	28	16,136	222,699	(3,409)	235,454	—	235,454
Net income	—	—	—	16,290	—	16,290	(82)	16,208
Foreign currency translation	—	—	—	—	3,047	3,047	—	3,047
Stock-based compensation	8	—	949	—	—	949	—	949
Balance as of June 30, 2025	27,670	$28	$17,085	$238,989	$(362)	$255,740	$(82)	$255,658

Stockholders' Equity - Six Months Ended June 30,
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Equity attributable to Stockholders of the Company	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	27,630	$28	$12,546	$168,624	$(1,209)	$179,989	$—	$179,989
Net income	—	—	—	21,699	—	21,699	—	21,699
Foreign currency translation	—	—	—	—	(1,157)	(1,157)	—	(1,157)
Stock-based compensation	8	—	1,380	—	—	1,380	—	1,380
Balance as of June 30, 2024	27,638	28	13,926	190,323	(2,366)	201,911	—	201,911

Balance as of December 31, 2024	27,652	28	15,550	214,113	(4,236)	225,455	—	225,455
Net income	—	—	—	24,876	—	24,876	(82)	24,794
Foreign currency translation	—	—	—	—	3,874	3,874	—	3,874
Stock-based compensation	18	—	1,535	—	—	1,535	—	1,535
Balance as of June 30, 2025	27,670	$28	$17,085	$238,989	$(362)	$255,740	$(82)	$255,658
See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$24,794	$21,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	3,093	2,804
Amortization of intangible assets	3,059	2,852
Loss/(Gain) on sale of property and equipment	7	(28)
Stock compensation	1,696	1,467
Provision for credit losses	181	189
Deferred income tax	(1,902)	(862)

Changes in assets and liabilities:
Accounts receivable, net	(7,841)	(5,754)
Inventory, net	7,911	8,766
Prepaid expenses and other current assets	(1,899)	(1,309)
Income taxes receivable and payable	1,052	(587)
Accounts payable and accrued liabilities	966	(7,299)
Net cash provided by operating activities	31,117	21,938
Cash flows used in investing activities
Purchase of property, plant and equipment	(1,946)	(3,828)
Proceeds from sale of property and equipment	15	—
Acquisition of businesses, net of cash acquired	(184)	(5,928)
Development of intangible assets	(788)	(841)
Net cash used in investing activities	(2,903)	(10,597)
Cash flows from financing activities
Net payments on revolving line of credit	—	(8,000)
Restricted stock withholding taxes paid in lieu of issued shares	(161)	(87)
Repayments of notes payable	(98)	(31)
Net cash used in financing activities	(259)	(8,118)
Net change in cash and cash equivalents	27,955	3,223
Foreign exchange impact on cash and cash equivalents	(451)	152
Increase in cash and cash equivalents during the period	27,504	3,375
Cash and cash equivalents at beginning of period	22,087	11,609
Cash and cash equivalents at end of period	$49,591	$14,984

Supplemental schedule of non-cash activities
Non-cash lease financing	$2,840	$5,038
Issuance of common stock for vested restricted stock units	$521	$462
Supplemental cash flow information
Cash paid for income taxes	$7,457	$6,798
Cash paid for interest	$89	$844
See notes to condensed consolidated financial statements.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    INTERIM FINANCIAL INFORMATION
The accompanying (a) condensed consolidated balance sheet as of December 31, 2024, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 have been prepared by XPEL, Inc. (“XPEL” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns and seasonal, operating and other factors.
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
Segment Reporting - The Company's chief operating decision maker (“CODM”) is its Chief Executive Officer. During the three months ended June 30, 2025, the Company restructured its reporting to the CODM to include financial information from geographically segmented business units. The Company's CODM reviews geographically segmented data as well as consolidated results on a monthly basis to evaluate performance and make resource allocation decisions. Each geographical segment exhibits similar economic characteristics, shares common products and services, has similar customer types, and uses similar distribution methods. As a result, these segments have been aggregated into a single reportable segment in accordance with the aggregation criteria under ASC 280, Segment Reporting.
Goodwill - Goodwill represents the excess purchase price over the fair value of tangible net assets acquired in acquisitions after amounts have been allocated to intangible assets. Goodwill is tested for impairment at the reporting unit level on an annual basis (at December 31) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. During the three months ended June 30, 2025, the Company restructured its

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
reporting to the CODM leading to the creation of additional reporting units. With the change in its operating segments, the Company reallocated goodwill across its reporting units, utilizing a relative fair value approach. The Company recognized no goodwill impairment during the three and six months ended June 30, 2025, and there is no significant accumulated impairment of goodwill from prior periods. Refer to Note 6, Goodwill for more information related to goodwill.
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
Accounts Receivable - Accounts receivable are shown net of allowances for expected credit losses of $0.1 million and $0.2 million as of June 30, 2025 and December 31, 2024, respectively. The Company evaluates the adequacy of its allowances by analyzing the aging of receivables, customer financial condition, historical collection experience, the value of any collateral and other economic and industry factors. Actual collections may differ from historical experience, and if economic, business or customer conditions deteriorate significantly, adjustments to these reserves may be required. When the Company becomes aware of factors that indicate a change in a specific customer’s ability to meet its financial obligations, the Company records a specific reserve for credit losses.
Provisions and Warranties - We provide a warranty on our products. Liabilities under the warranty policy are based on a review of historical warranty claims. Adjustments are made to the accruals as claims and data experience warrant. Our liabilities for warranties as of June 30, 2025 and December 31, 2024 were $0.8 million and $0.7 million, respectively. The following tables present a summary of our accrued warranty liabilities, which are recorded within the Company's accounts payable and accrued liabilities, for the six months ended June 30, 2025 and the twelve months ended December 31, 2024 (in thousands):

2025
Warranty liability, January 1	$738
Warranties assumed in period	619
Payments	(602)
Warranty liability, June 30	$755

2024
Warranty liability, January 1	$422
Warranties assumed in period	1,551
Payments	(1,235)
Warranty liability, December 31	$738
Recent Accounting Pronouncements Issued and Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures”, which makes certain updates to income tax disclosures. This standard becomes effective for annual periods

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
beginning after December 15, 2024, with early adoption permitted. We do not anticipate that the implementation of this standard will have a material impact on our financial statements.
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
Recent Developments
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain businesses. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing its impact on the consolidated financial statements.
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
Based upon the nature of the products the Company sells, its customers have limited rights of return and those that do occur are immaterial. Discounts provided by the Company to customers at the time of sale are recognized as a reduction in sales as the products are sold.
Warranty obligations associated with the sale of our products are assurance-type warranties that are a guarantee of the product’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract. Warranty expense is included in cost of sales.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The following table summarizes transactions within contract liabilities for the three and six months ended June 30, 2025 (in thousands):

Balance, December 31, 2024	$821
Revenue recognized related to payments included in the December 31, 2024 balance	(757)
Payments received for which performance obligations have not been satisfied	1,341
Effect of foreign currency translation	3
Balance, March 31, 2025	1,408
Revenue recognized related to payments included in the March 31, 2025 balance	(1,345)
Payments received for which performance obligations have not been satisfied	1,810
Effect of foreign currency translation	266
Balance, June 30, 2025	$2,139

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The table below sets forth the disaggregation of revenue by product category for the periods indicated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product Revenue
Paint protection film	$62,666	$57,315	$119,106	$106,326
Window film	27,959	22,018	46,594	36,567
Other	4,170	3,867	7,807	7,159
Total	$94,795	$83,200	$173,507	$150,052

Service Revenue
Software	$2,180	$1,991	$4,299	$3,919
Cutbank credits	4,523	4,782	8,195	8,799
Installation labor	22,448	19,458	41,098	36,165
Training and other	767	486	1,419	1,086
Total	$29,918	$26,717	$55,011	$49,969

Total	$124,713	$109,917	$228,518	$200,021

4.    PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Furniture and fixtures	$4,902	$4,451
Computer equipment	5,543	5,202
Vehicles	1,134	1,075
Equipment	6,132	6,018
Leasehold improvements	13,631	11,878
Plotters	5,457	5,005
Construction in Progress	739	1,346
Total property and equipment	37,538	34,975
Less: accumulated depreciation	20,663	17,240
Property and equipment, net	$16,875	$17,735
Depreciation expense for the three months ended June 30, 2025 and 2024 was $1.6 million and $1.5 million, respectively. For the six months ended June 30, 2025 and 2024, depreciation expense was $3.1 million and $2.8 million, respectively.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5.    INTANGIBLE ASSETS, NET
Intangible assets consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Trademarks	$1,499	$1,386
Software	8,397	7,720
Trade name	2,623	2,638
Contractual and customer relationships	43,393	42,827
Non-compete	438	424
Other	729	693
Total at cost	57,079	55,688
Less: Accumulated amortization	24,588	21,126
Intangible assets, net	$32,491	$34,562
Amortization expense for the three months ended June 30, 2025 and 2024 was $1.5 million and $1.4 million, respectively. For the six months ended June 30, 2025 and 2024, amortization expense was $3.1 million and $2.9 million, respectively.
6.    GOODWILL
The following table summarizes goodwill transactions for the six months ended June 30, 2025 and the twelve months ended December 31, 2024 (in thousands):

2024
Balance at December 31, 2023	$37,461
Additions and purchase price allocation adjustments	7,762
Foreign exchange	(1,097)
Balance at December 31, 2024	$44,126

2025
Balance at December 31, 2024	$44,126
Additions and purchase price allocation adjustments	1,074
Foreign exchange	1,338
Balance at June 30, 2025	$46,538

7.    INVENTORIES
The components of inventory are summarized as follows (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$7,470	$18,686
Work in process	1,426	2,662
Finished goods	95,233	89,556
	$104,129	$110,904

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
8.    DEBT
REVOLVING FACILITIES
The Company has a revolving credit facility providing for secured revolving loans and letters of credit in an aggregate amount of up to $125 million, which is subject to the terms of a credit agreement dated April 6, 2023 (the "Credit Agreement"). As of June 30, 2025 and December 31, 2024, the Company had no outstanding balances under the Credit Agreement.
Borrowings under the Credit Agreement bear interest, at XPEL’s option, at a rate equal to either (a) Base Rate or (b) Adjusted Term SOFR. In addition to the applicable interest rate, the Credit Agreement includes a commitment fee ranging from 0.20% to 0.25% per annum for the unused portion of the aggregate commitment and an applicable margin ranging from 0.00% to 0.50% for Base Rate Loans and 1.00% to 1.50% for Adjusted Term SOFR Loans. At June 30, 2025, these rates were 7.5% and 5.4%, respectively. Both the margin applicable to the interest rate and the commitment fee are dependent on XPEL’s Consolidated Total Leverage Ratio. The Credit Agreement's maturity date is April 6, 2026. All capitalized terms in this description of the Credit Agreement, that are not otherwise defined in this report, have the meaning assigned to them in the Credit Agreement.
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

The Company also has a CAD $4.5 million revolving credit facility through a financial institution in Canada, and is maintained by XPEL Canada Corp., a wholly-owned subsidiary of XPEL. This Canadian facility is utilized to fund the Company's working capital needs in Canada. This facility bears interest at the Royal Bank of Canada’s prime rate plus 0.25% per annum and is guaranteed by the parent company. As of June 30, 2025 and December 31, 2024, no balance was outstanding on this line of credit.
As of June 30, 2025 and December 31, 2024, the Company was in compliance with all debt covenants.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following table presents significant accounts payable and accrued liability balances as of the periods ending (in thousands):

	June 30, 2025	December 31, 2024
Trade payables	$26,365	$26,316
Payroll liabilities	5,952	5,329
Contract liabilities	2,139	821
Acquisition holdback payments	665	651
Other liabilities	3,834	3,672
	$38,955	$36,789
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
Liabilities measured at fair value on a recurring basis as of the dates noted below are as follows (in thousands):

	June 30, 2025	December 31, 2024
Level 3:
Contingent Liabilities	$2,076	$1,816

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Valuation adjustments of level 3 contingent liabilities are reflected in general and administrative expenses in the Consolidated Statements of Income for the three and six months ended June 30, 2025.
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
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands except per share values):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator	2025	2024	2025	2024
Net income attributable to stockholders of the Company	$16,290	$15,033	$24,876	$21,699
Denominator
Weighted average basic shares	27,666	27,635	27,660	27,633
Dilutive effect of restricted stock units	7	2	15	4
Weighted average diluted shares	27,673	27,637	27,675	27,637
Earnings per share
Basic	$0.59	$0.54	$0.90	$0.79
Diluted	$0.59	$0.54	$0.90	$0.79
13.    SEGMENT INFORMATION
The Company's chief operating decision maker (“CODM”) is its Chief Executive Officer. During the three months ended June 30, 2025, the Company restructured its reporting to the CODM to include financial information from geographically segmented business units. The Company's CODM reviews geographically segmented data as well as consolidated results on a monthly basis to evaluate performance and make resource allocation decisions. Each geographical segment exhibits similar economic characteristics, shares common products and services, has similar customer types, and uses similar distribution methods. As a result, these segments have been aggregated into a single reportable segment in accordance with the aggregation criteria under ASC 280, Segment Reporting.
The CODM reviews balance sheet information on a consolidated basis which is reflected in the Company's Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024. The CODM uses gross margin and income from operations to evaluate return on total assets in deciding whether to invest in the development and expansion of our consolidated operations or into strategic transactions, such as acquisitions. Both metrics are also used to monitor budget versus actual results, perform competitive benchmarking analyses, and is considered in evaluating our executives’ compensation.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents our significant expense categories included in our reported measure of segment profitability for the periods represented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenue	$124,713	$109,917	$228,518	$200,021
Less:
Direct product costs	58,190	51,274	106,630	93,409
Direct non-product costs	13,006	10,778	24,475	20,871
Gross margin	53,517	47,865	97,413	85,741
Less:
Personnel costs	15,129	12,757	29,374	25,440
Sales and marketing costs	3,074	3,179	6,758	6,993
Facility expenses	2,782	2,297	5,454	4,637
Depreciation and amortization	2,544	2,381	5,054	4,616
Travel and entertainment	1,767	1,726	4,517	4,079
Information technology	1,610	1,349	3,158	2,689
Professional fees	2,022	1,321	3,678	2,528
Shipping	1,529	1,356	2,678	2,396
Other	3,762	2,313	6,324	3,948
Income from operations	19,298	19,186	30,418	28,415
Interest expense	7	392	83	865
Income tax expense	4,122	3,486	6,816	5,303
Foreign currency exchange (gain)/loss	(1,039)	275	(1,275)	548
Net income	$16,208	$15,033	$24,794	$21,699

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
•Technology could render the need for some or our products obsolete.

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
•A public health crisis could impact our business.
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
Strategic Overview
Our strategy initially centered on how best to serve and grow our network of independent installers in the US and Canada and to sell products internationally through independent distributors while simultaneously building and enhancing the XPEL brand. This "best-in-class" service strategy was then extended to new car dealerships and OEMs. Internationally, while our initial market entry was primarily through indirect distribution, we desire to ultimately sell directly to the majority of the top 25 car markets in the world which is an important element of our acquisition strategy.
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

The following table is a reconciliation of Net income to EBITDA for the three and six months ended June 30, 2025 and 2024 (in thousands):

	(Unaudited)			(Unaudited)
	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Net Income	$16,208	$15,033	7.8%	$24,794	$21,699	14.3%
Interest	7	392	(98.2)%	83	865	(90.4)%
Taxes	4,122	3,486	18.2%	6,816	5,303	28.5%
Depreciation	1,557	1,471	5.8%	3,093	2,804	10.3%
Amortization	1,475	1,442	2.3%	3,059	2,852	7.3%
EBITDA	$23,369	$21,824	7.1%	$37,845	$33,523	12.9%
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
Results of Operations
The following tabled summarize the Company’s consolidated results of operations for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30, 2025	% of Total Revenue	Three Months Ended June 30, 2024	% of Total Revenue	$ Change	% Change
Total revenue	$124,713	100.0%	$109,917	100.0%	$14,796	13.5%
Total cost of sales	71,196	57.1%	62,052	56.5%	9,144	14.7%
Gross margin	53,517	42.9%	47,865	43.5%	5,652	11.8%
Total operating expenses	34,219	27.4%	28,679	26.1%	5,540	19.3%
Operating income	19,298	15.5%	19,186	17.5%	112	0.6%
Other (income) expense	(1,032)	(0.8)%	667	0.6%	(1,699)	(254.7)%
Income tax	4,122	3.3%	3,486	3.2%	636	18.2%
Net income	$16,208	13.0%	$15,033	13.7%	$1,175	7.8%

	Six Months Ended June 30, 2025	% of Total Revenue	Six Months Ended June 30, 2024	% of Total Revenue	$ Change	% Change
Total revenue	$228,518	100.0%	$200,021	100.0%	$28,497	14.2%
Total cost of sales	131,105	57.4%	114,280	57.1%	16,825	14.7%
Gross margin	97,413	42.6%	85,741	42.9%	11,672	13.6%
Total operating expenses	66,995	29.3%	57,326	28.7%	9,669	16.9%
Operating income	30,418	13.3%	28,415	14.2%	2,003	7.0%
Other (income) expense	(1,192)	(0.5)%	1,413	0.7%	(2,605)	(184.4)%
Income tax	6,816	3.0%	5,303	2.7%	1,513	28.5%
Net income	$24,794	10.8%	$21,699	10.8%	$3,095	14.3%
The following tables summarize revenue results for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,		%	% of Total Revenue
	2025	2024	Inc (Dec)	2025	2024
Product Revenue
Paint protection film	$62,666	$57,315	9.3%	50.2%	52.1%
Window film	27,959	22,018	27.0%	22.4%	20.0%
Other	4,170	3,867	7.8%	3.4%	3.5%
Total	$94,795	$83,200	13.9%	76.0%	75.7%

Service Revenue
Software	$2,180	$1,991	9.5%	1.7%	1.8%
Cutbank credits	4,523	4,782	(5.4)%	3.6%	4.4%
Installation labor	22,448	19,458	15.4%	18.0%	17.7%
Training and other	767	486	57.8%	0.7%	0.4%
Total	$29,918	$26,717	12.0%	24.0%	24.3%

Total	$124,713	$109,917	13.5%	100.0%	100.0%

	Six Months Ended June 30,		%	% of Total Revenue
	2025	2024	Inc (Dec)	2025	2024
Product Revenue
Paint protection film	$119,106	$106,326	12.0%	52.1%	53.2%
Window film	46,594	36,567	27.4%	20.4%	18.3%
Other	7,807	7,159	9.1%	3.4%	3.6%
Total	$173,507	$150,052	15.6%	75.9%	75.0%

Service Revenue
Software	$4,299	$3,919	9.7%	1.9%	2.0%
Cutbank credits	8,195	8,799	(6.9)%	3.6%	4.4%
Installation labor	41,098	36,165	13.6%	18.0%	18.1%
Training and other	1,419	1,086	30.7%	0.6%	0.5%
Total	$55,011	$49,969	10.1%	24.1%	25.0%

Total	$228,518	$200,021	14.2%	100.0%	100.0%
Because many of our international customers require us to ship their orders to freight forwarders located in the United States, we cannot be certain about the ultimate destination of the product. The following table represents our estimate of sales by summarized geographic regions based on our understanding of ultimate product destination based on customer interactions, customer locations and other factors for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,		%	% of Total Revenue
	2025	2024	Inc (Dec)	2025	2024
United States	$70,380	$64,902	8.4%	56.4%	59.0%
Canada	14,254	13,274	7.4%	11.5%	12.1%
North America	84,634	78,176	8.3%	67.9%	71.1%
China	7,705	4,401	75.1%	6.2%	4.0%
Asia Other	5,428	4,120	31.7%	4.3%	3.8%
Asia Pacific	13,133	8,521	54.1%	10.5%	7.8%
EU, UK, and Africa	17,360	15,261	13.8%	13.9%	13.9%
India and Middle East	6,746	4,800	40.5%	5.4%	4.4%
Latin America	2,840	3,159	(10.1)%	2.3%	2.8%
Total	$124,713	$109,917	13.5%	100.0%	100.0%

	Six Months Ended June 30,		%	% of Total Revenue
	2025	2024	Inc (Dec)	2025	2024
United States	$128,453	$116,950	9.8%	56.2%	58.5%
Canada	$23,680	$24,354	(2.8)%	10.4%	12.1%
North America	$152,133	$141,304	7.7%	66.6%	70.6%
China	15,811	5,852	170.2%	6.9%	2.9%
Asia Other	9,986	7,712	29.5%	4.4%	3.9%
Asia Pacific	25,797	13,564	90.2%	11.3%	6.8%
EU, UK, and Africa	32,362	29,167	11.0%	14.2%	14.6%
India and Middle East	12,824	9,896	29.6%	5.6%	4.9%
Latin America	5,402	6,090	(11.3)%	2.3%	3.1%
Total	$228,518	$200,021	14.2%	100.0%	100.0%
Product Revenue. Product revenue for the three months ended June 30, 2025 increased 13.9% over the three months ended June 30, 2024. Product revenue represented 76.0% of our total revenue compared to 75.7% in the three months ended June 30, 2024. Revenue from our paint protection film product line increased 9.3% over the three months ended June 30, 2024. Paint protection film sales represented 50.2% and 52.1% of our total consolidated revenues for the three months ended June 30, 2025 and 2024, respectively. The total increase in paint protection film sales was due to increased demand for our film products across multiple regions.
Revenue from our window film product line grew 27.0% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Window film sales represented 22.4% and 20.0% of our total consolidated revenues for the three months ended June 30, 2025 and 2024, respectively. This increase was driven by continued demand resulting from increased product adoption in multiple regions for automotive window film. Our windshield protection film revenue for the three months ended June 30, 2025 was $2.1 million and represented 7.5% of total window film revenue and 1.7% of total consolidated second quarter revenue. Our windshield protection film product was launched during the fourth quarter 2024.
Other product revenue for the three months ended June 30, 2025 increased 7.8% compared to the three months ended June 30, 2024 due primarily to continued growth in revenue from our FUSION product line. Revenue for our FUSION product line for the three months ended June 30, 2025 grew 9.5% to $1.9 million compared to the three months ended June 30, 2024.
Geographically, we experienced continued growth in most of our regions during the three months ended June 30, 2025 including 75.1%, 31.7% and 40.5% in China, Asia-Other and Middle East/India, respectively. The increase in China was driven primarily by increased paint protection film sales into China as prior excess inventory levels at our China distributor began to normalize. The increases in Asia-Other and Middle East/India were driven primarily by increased production adoption and increased demand.
Product revenue for the six months ended June 30, 2025 increased 15.6% over the six months ended June 30, 2024. Product revenue represented 75.9% of our consolidated revenue compared to 75.0% in the six months ended June 30, 2024. Revenue from our paint protection film product line increased 12.0% over the six months ended June 30, 2024. Paint protection film sales represented 52.1% and 53.2% of our consolidated revenues for the six months ended June 30, 2025 and 2024, respectively.
Revenue from our window film grew 27.4% compared to the six months ended June 30, 2024. Window film sales represented 20.4% and 18.3% of our total consolidated revenues for the six months ended June 30, 2025 and 2024, respectively. This increase was driven by continued demand resulting from increased product adoption in multiple regions. Our windshield protection film for the six months ended June 30, 2025 was $3.9 million and represented 8.4% of total window film revenue for the six months ended June 30, 2025 and 1.7% of total consolidated revenue for the six months ended June 30, 2025.
Other product revenue for the six months ended June 30, 2025 increased 9.1% compared to the six months ended June 30, 2024. This was due primarily to continued growth in revenue from our FUSION product line, which grew 7.2% to $3.3 million compared to the six months ended June 30, 2024.
Geographically, we saw growth in most region during the six months ended June 30, 2025. These increases were primarily due to increased product awareness and attach rates.
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
Service revenue grew 12.0% over the three months ended June 30, 2024. Within this category, software revenue increased 9.5% over the three months ended June 30, 2024. This increase was due to an increase in total subscribers to our DAP software. Installation labor revenue increased 15.4% over the three months ended June 30, 2024 due mainly to increased demand across our dealership services and OEM networks.
Service revenue for the six months ended June 30, 2025 grew 10.1% over the six months ended June 30, 2024. Within this category, software revenue grew 9.7% over the six months ended June 30, 2024. This increase was due to an increase in total subscribers to our DAP software. Installation labor revenue increased 13.6% over the six months ended June 30, 2024 due mainly to increased demand across our dealership services and OEM networks.
Total installation revenue (labor and product combined) increased 17.9% over the three months ended June 30, 2024. This represented 22.0% and 21.2% of our total consolidated revenue for the three months ended June 30, 2025 and 2024, respectively. These increases were primarily due to increased demand across our dealership services and OEM networks. Total installation revenue increased 14.8% over the six months ended June 30, 2024. This represented 21.6% and 21.5% of our total consolidated revenue for the six months ended June 30, 2025 and 2024, respectively. These increases were primarily due to increased demand across our dealership services and OEM networks. Adjusted product revenue, which combines the cutbank credit revenue service component with product revenue, increased 12.9% over the three months ended June 30, 2024. Adjusted product revenue increased 14.4% over the six months ended June 30, 2024.
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
Product costs for the three months ended June 30, 2025 increased 13.5% over the three months ended June 30, 2024. Cost of product sales represented 46.7% and 46.6% of total revenue in the three months ended June 30, 2025 and 2024, respectively. Cost of service revenue grew 20.7% during the three months ended June 30, 2025. Refer to the Gross Margin section below for discussion of this cost relative to revenue.

Product costs for the six months ended June 30, 2025 increased 14.2% over the six months ended June 30, 2024. Cost of product sales represented 46.7% and 46.7% of total revenue in the six months ended June 30, 2025 and 2024, respectively. Cost of service revenue grew 17.3% during the six months ended June 30, 2025. Refer to the Gross Margin section below for discussion of this cost relative to revenue.
Gross Margin
Gross margin for the three months ended June 30, 2025 grew approximately $5.7 million, or 11.8%, compared to the three months ended June 30, 2024. For the three months ended June 30, 2025, gross margin represented 42.9% of revenue compared to 43.5% for the three months ended June 30, 2024.
Gross margin for the six months ended June 30, 2025 grew approximately $11.7 million, or 13.6%, compared to the six months ended June 30, 2024. For the six months ended June 30, 2025, gross margin represented 42.6% of revenue compared to 42.9% for the six months ended June 30, 2024.
The following tables summarize gross margin for product and services for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,		%	% of Category Revenue
	2025	2024	Inc (Dec)	2025	2024
Product margin	$36,605	$31,926	14.7%	38.6%	38.4%
Service margin	16,912	15,939	6.1%	56.5%	59.7%
Total	$53,517	$47,865	11.8%	42.9%	43.5%

	Six Months Ended June 30,		%	% of Category Revenue
	2025	2024	Inc (Dec)	2025	2024
Product margin	$66,877	$56,643	18.1%	38.5%	37.7%
Service margin	30,536	29,098	4.9%	55.5%	58.2%
Total	$97,413	$85,741	13.6%	42.6%	42.9%
Product gross margin for the three months ended June 30, 2025 increased approximately $4.7 million, or 14.7%, over the three months ended June 30, 2024 and represented 38.6% and 38.4% of total product revenue for the three months ended June 30, 2025 and 2024, respectively. The increases in gross margin and gross margin percentage were due primarily to sales mix, decreases in product costs and improved operating leverage.
Product gross margin for the six months ended June 30, 2025 increased approximately $10.2 million, or 18.1%, over the six months ended June 30, 2024 and represented 38.5% and 37.7% of total product revenue for the six months ended June 30, 2025 and 2024, respectively. The increases in product gross margin and gross margin percentage were primarily due to decreases in product costs and improved operating leverage.
Service gross margin increased approximately $1.0 million, or 6.1%, over the three months ended June 30, 2024. This represented 56.5% and 59.7% of total service revenue for the three months ended June 30, 2025 and 2024, respectively. The decrease in service gross margin was primarily due to a higher mix of dealership related installations.

Service gross margin increased approximately $1.4 million, or 4.9%, over the six months ended June 30, 2024. This represented 55.5% and 58.2% of total service revenue for the six months ended June 30, 2025 and 2024, respectively.
Operating Expenses
Sales and marketing expenses for the three months ended June 30, 2025 increased 15.4% compared to the same period in 2024. This increase was primarily due to increased personnel and marketing costs including additional sponsorships and increased marketing efforts to dealerships and end customers. These expenses represented 9.5% and 9.4% of total consolidated revenue for the three months ended June 30, 2025 and 2024, respectively.
For the six months ended June 30, 2025, sales and marketing expenses increased 14.8% compared to the same period in 2024. This increase was due to increased personnel and marketing costs incurred to associated with ongoing growth in multiple markets as the Company increased its marketing efforts to dealerships and end customers. These expenses represented 10.4% and 10.3% of total consolidated revenue for the six months ended June 30, 2025 and 2024, respectively.
General and administrative expenses grew approximately $4.0 million, or 21.5% over the three months ended June 30, 2024. This increase in cost was due primarily to increases in personnel, occupancy costs and professional fees. These costs represented 17.9% and 16.7% of total consolidated revenue for the three months ended June 30, 2025 and 2024, respectively.
General and administrative expenses grew approximately $6.6 million, or 18.0% over the six months ended June 30, 2024. This increase in cost was due primarily to increases in personnel, occupancy costs and professional fees. These costs represented 18.9% and 18.3% of total consolidated revenue for the six months ended June 30, 2025 and 2024, respectively.
Income Tax Expense
Income tax expense for the three months ended June 30, 2025 increased $0.6 million from the three months ended June 30, 2024. Our effective tax rate was 20.3% for the three months ended June 30, 2025 compared with 18.8% for the three months ended June 30, 2024. The increase in our effective rate was primarily due to an increase in foreign taxes associated with our China operations.
Income tax expense for the six months ended June 30, 2025 increased $1.5 million from the same period in 2024, Our effective tax rate was 21.6% for the six months ended June 30, 2025 compared with 19.6% for the six months ended June 30, 2024. The increase in our effective rate was primarily due to an increase in foreign taxes associated with our China operations.
Net Income
Net income for the three months ended June 30, 2025 increased 7.8% to $16.2 million.
Net income for the six months ended June 30, 2025 decreased 14.3% to $24.8 million.
Liquidity and Capital Resources
The primary source of liquidity for our business is available cash and cash equivalents, cash flows provided by operations and borrowing capacity under our credit facilities. As of June 30, 2025, we had cash and cash equivalents of $49.6 million. For the six months ended June 30, 2025, cash provided by operations was $31.1 million and as of June 30, 2025 we had $128.3 million in funds available under our credit facilities. We expect to continue to have sufficient access to cash to support working capital needs, pay for capital expenditures (including acquisitions), and to pay interest and service debt. We believe we have the ability and sufficient resources to meet these cash requirements by using available cash, internally generated funds and borrowings under committed credit facilities. We are focused on continuing to generate positive operating cash to fund our operational and capital investment initiatives. We believe we have sufficient liquidity to operate for at least the next 12 months from the date of this quarterly report.
Operating activities. Cash provided by operations totaled $31.1 million for the six months ended June 30, 2025, compared to $21.9 million during the six months ended June 30, 2024. This increase in cash flows from operating activities was mainly due to an increase in net income and other changes in working capital.
Investing activities. Cash used in investing activities totaled approximately $2.9 million during the six months ended June 30, 2025 compared to $10.6 million during the six months ended June 30, 2024. This decrease was due primarily to a reduction in fixed asset purchases and acquisitions during 2025.
Financing activities. Cash used in financing activities during the six months ended June 30, 2025 totaled $0.3 million compared to $8.1 million during the same period in the prior year. This change was due primarily to the timing of repayments on our credit facility, which was fully repaid in 2024.
Debt and contingent obligations as of June 30, 2025 and December 31, 2024 totaled approximately $2.3 million and $2.1 million, respectively.
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
Credit Facilities
The Company has a revolving credit facility providing for secured revolving loans and letters of credit in an aggregate amount of up to $125 million, which is subject to the terms of a credit agreement dated April 6, 2023 (the "Credit Agreement"). As of June 30, 2025 and December 31, 2024, the Company had no outstanding balances under this agreement.
Borrowings under the Credit Agreement bear interest, at XPEL’s option, at a rate equal to either (a) Base Rate or (b) Adjusted Term SOFR. In addition to the applicable interest rate, the Credit Agreement includes a commitment fee ranging from 0.20% to 0.25% per annum for the unused portion of the aggregate commitment and an applicable margin ranging from 0.00% to 0.50% for Base Rate Loans and 1.00% to 1.50% for Adjusted Term SOFR Loans. At June 30, 2025, these rates were 7.5% and 5.4%, respectively. Both the margin applicable to the interest rate and the commitment fee are dependent on XPEL’s Consolidated Total Leverage Ratio. The Credit Agreement's maturity date is April 6, 2026. All capitalized terms in this description of the credit facility that are not otherwise defined in this report have the meaning assigned to them in the Credit Agreement.
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

The Company also has a CAD $4.5 million revolving credit facility through a financial institution in Canada, and is maintained by XPEL Canada Corp., a wholly-owned subsidiary of XPEL. This Canadian facility is utilized to fund the Company's working capital needs in Canada. This facility bears interest at the Royal Bank of Canada’s prime rate plus 0.25% per annum and is guaranteed by the parent company. As of June 30, 2025 and December 31, 2024, no balance was outstanding on this line of credit.
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

101
The following materials from XPEL’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income, (iv) the unaudited Consolidated Statements of  Equity, (v) the unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements
Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XPEL, Inc. (Registrant)

	By:	/s/ Barry R. Wood
Barry R. Wood
Senior Vice President and Chief Financial Officer
August 8, 2025		(Authorized Officer and Principal Financial and Accounting Officer)