Form 10-Q
period 2025-09-30
XPEL, Inc.
filed 2025-11-07
CIK 1767258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The registrant had 27,678,601 shares of common stock outstanding as of November 7, 2025.

Part I. Financial Information
Item 1. Financial Statements
XPEL, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	(Unaudited)	(Audited)
	September 30, 2025	December 31, 2024
Assets
Current
Cash and cash equivalents	$64,497	$22,087
Accounts receivable, net	36,882	29,146
Inventory, net	128,715	110,904
Prepaid expenses and other current assets	4,438	5,314
Income tax receivable	—	893
Total current assets	234,532	168,344
Property and equipment, net	16,229	17,735
Right-of-use lease assets	21,497	19,490
Intangible assets, net	56,267	34,562
Deferred tax asset, net	2,117	—
Other non-current assets	4,761	1,350
Goodwill	52,292	44,126
Total assets	$387,695	$285,607
Liabilities
Current
Current portion of notes payable	$69	$63
Current portion lease liabilities	6,487	4,666
Accounts payable and accrued liabilities	52,226	36,138
Income tax payable	2,121	—
Other short-term liabilities	23,442	651
Total current liabilities	84,345	41,518
Deferred tax liability, net	—	469
Other long-term liabilities	12,628	1,810
Non-current portion of lease liabilities	16,752	16,126
Non-current portion of notes payable	116	229
Total liabilities	113,841	60,152
Commitments and Contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value; authorized 10,000,000; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,678,601 and 27,651,773 issued and outstanding, respectively	28	28
Additional paid-in-capital	18,165	15,550
Accumulated other comprehensive loss	(843)	(4,236)
Retained earnings	251,929	214,113
Stockholders' equity	269,279	225,455
Non-controlling interest	4,575	—
Total stockholders’ equity	273,854	225,455
Total liabilities and stockholders’ equity	$387,695	$285,607
See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Product revenue	$95,459	$86,950	$268,966	$237,002
Service revenue	29,956	25,902	84,967	75,871
Total revenue	125,415	112,852	353,933	312,873

Cost of Sales
Cost of product sales	59,838	53,967	166,468	147,376
Cost of service	13,153	10,969	37,629	31,840
Total cost of sales	72,991	64,936	204,097	179,216
Gross Margin	52,424	47,916	149,836	133,657

Operating Expenses
Sales and marketing	13,794	10,637	37,531	31,308
General and administrative	21,879	18,892	65,136	55,547
Total operating expenses	35,673	29,529	102,667	86,855

Operating Income	16,751	18,387	47,169	46,802

Interest expense	1	97	83	962
Foreign currency exchange loss/(gain)	110	(332)	(1,164)	216

Income before income taxes	16,640	18,622	48,250	45,624
Income tax expense	3,505	3,730	10,321	9,033
Net income	13,135	14,892	37,929	36,591
Net income attributed to non-controlling interest	195	—	113	—
Net income attributable to stockholders of the Company	$12,940	$14,892	$37,816	$36,591

Earnings per share attributable to stockholders of the Company
Basic	$0.47	$0.54	$1.37	$1.32
Diluted	$0.47	$0.54	$1.37	$1.32
Weighted Average Number of Common Shares
Basic	27,675	27,642	27,665	27,636
Diluted	27,701	27,644	27,683	27,639

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Other comprehensive income
Net income	$13,135	$14,892	$37,929	$36,591
Foreign currency translation	(481)	1,150	3,393	(7)
Total Comprehensive income	12,654	16,042	41,322	36,584
Total Comprehensive income attributable to:
Stockholders of the Company	12,459	16,042	41,209	36,584
Non-controlling interest	195	—	113	—
Total comprehensive income	$12,654	$16,042	$41,322	$36,584

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands)

Stockholders' Equity - Three Months Ended September 30,
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Equity attributable to Stockholders of the Company	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2024	27,638	$28	$13,926	$190,323	$(2,366)	$201,911	$—	$201,911
Net income	—	—	—	14,892	—	14,892	—	14,892
Foreign currency translation	—	—	—	—	1,150	1,150	—	1,150
Stock-based compensation	9	—	774	—	—	774		774
Balance as of September 30, 2024	27,647	28	14,700	205,215	(1,216)	218,727	—	218,727

Balance as of June 30, 2025	27,670	28	17,085	238,989	(362)	255,740	(82)	255,658
Net income	—	—	—	12,940	—	12,940	195	13,135
Foreign currency translation	—	—	—	—	(481)	(481)	—	(481)
Stock-based compensation	9	—	1,080	—	—	1,080	—	1,080
Minority interest contribution	—	—	—	—	—	—	4,462	4,462
Balance as of September 30, 2025	27,679	$28	$18,165	$251,929	$(843)	$269,279	$4,575	$273,854

Stockholders' Equity - Nine Months Ended September 30,
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Equity attributable to Stockholders of the Company	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	27,630	$28	$12,546	$168,624	$(1,209)	$179,989	$—	$179,989
Net income	—	—	—	36,591	—	36,591	—	36,591
Foreign currency translation	—	—	—	—	(7)	(7)	—	(7)
Stock-based compensation	17	—	2,154	—	—	2,154	—	2,154
Balance as of September 30, 2024	27,647	28	14,700	205,215	(1,216)	218,727	—	218,727

Balance as of December 31, 2024	27,652	28	15,550	214,113	(4,236)	225,455	—	225,455
Net income	—	—	—	37,816	—	37,816	113	37,929
Foreign currency translation	—	—	—	—	3,393	3,393	—	3,393
Stock-based compensation	27	—	2,615	—	—	2,615	—	2,615
Minority interest contribution	—	—	—	—	—	—	4,462	4,462
Balance as of September 30, 2025	27,679	$28	$18,165	$251,929	$(843)	$269,279	$4,575	$273,854
See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$37,929	$36,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	4,733	4,308
Amortization of intangible assets	4,722	4,327
Gain on sale of property and equipment	(11)	(35)
Stock compensation	2,776	2,329
Provision for credit losses	859	279
Deferred income tax	(2,727)	(1,414)

Changes in assets and liabilities:
Accounts receivable, net	(7,386)	(5,475)
Inventory, net	5,195	5,174
Prepaid expenses and other current assets	(308)	(2,785)
Income taxes receivable and payable	2,954	370
Accounts payable and accrued liabilities	15,535	(2,172)
Net cash provided by operating activities	64,271	41,497
Cash flows used in investing activities
Purchase of property, plant and equipment	(2,934)	(5,085)
Proceeds from sale of property and equipment	34	40
Acquisition of businesses, net of cash acquired	(15,165)	(6,520)
Purchases of long term investments	(1,685)	—
Development of intangible assets	(1,036)	(1,421)
Net cash used in investing activities	(20,786)	(12,986)
Cash flows from financing activities
Net payments on revolving line of credit	—	(19,000)
Restricted stock withholding taxes paid in lieu of issued shares	(161)	(175)
Repayments of notes payable	(117)	(44)
Proceeds from deferred acquisition consideration	(147)	—
Net cash used in financing activities	(425)	(19,219)
Net change in cash and cash equivalents	43,060	9,292
Foreign exchange impact on cash and cash equivalents	(650)	85
Increase in cash and cash equivalents during the period	42,410	9,377
Cash and cash equivalents at beginning of period	22,087	11,609
Cash and cash equivalents at end of period	$64,497	$20,986

Supplemental schedule of non-cash activities
Non-cash acquisition consideration	$33,537	$—
Non-cash lease financing	4,396	6,210
Issuance of common stock for vested restricted stock units	848	900
Non-cash minority interest contribution	$4,462	$—
Supplemental cash flow information
Cash paid for income taxes	$10,122	$10,256
Cash paid for interest	$89	$995
See notes to condensed consolidated financial statements.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    INTERIM FINANCIAL INFORMATION
The accompanying (a) condensed consolidated balance sheet as of December 31, 2024, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 have been prepared by XPEL, Inc. (“XPEL” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns and seasonal, operating and other factors.
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
Reclassifications - Certain amounts in the prior period have been reclassified to conform to the current period presentation. Refer to Note 10, Other Short-term Liabilities for more information.
Segment Reporting - The Company's chief operating decision maker (“CODM”) is its Chief Executive Officer. The CODM reviews geographically segmented data as well as consolidated results on a monthly basis to evaluate performance and make resource allocation decisions. Each geographical segment exhibits similar economic characteristics, shares common products and services, has similar customer types, and uses similar distribution methods. As a result, these segments have been aggregated into a single reportable segment in accordance with the aggregation criteria under ASC 280, Segment Reporting.
Goodwill - Goodwill represents the excess purchase price over the fair value of tangible net assets acquired in acquisitions after amounts have been allocated to intangible assets. Goodwill is tested for impairment at the reporting unit level on an annual basis (at December 31) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
unit below its carrying value. The Company recognized no goodwill impairment during the three and nine months ended September 30, 2025, and there is no significant accumulated impairment of goodwill from prior periods. Refer to Note 6, Goodwill for more information related to goodwill.
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
Accounts Receivable - Accounts receivable are shown net of allowances for expected credit losses of $0.1 million and $0.2 million as of September 30, 2025 and December 31, 2024, respectively. The Company evaluates the adequacy of its allowances by analyzing the aging of receivables, customer financial condition, historical collection experience, the value of any collateral and other economic and industry factors. Actual collections may differ from historical experience, and if economic, business or customer conditions deteriorate significantly, adjustments to these reserves may be required. When the Company becomes aware of factors that indicate a change in a specific customer’s ability to meet its financial obligations, the Company records a specific reserve for credit losses.
Property, Plant and Equipment - The following table presents geographic property, plant and equipment, net of accumulated depreciation, by region (in thousands):

	September 30, 2025	December 31, 2024
United States	$11,311	$13,331
Canada	2,629	2,388
Europe	1,252	1,306
Other	971	710
China	66	—
Consolidated	$16,229	$17,735
Goodwill - The following table presents geographic goodwill by region (in thousands):

	September 30, 2025	December 31, 2024
United States	$24,811	$24,782
Canada	10,239	9,763
Europe	6,088	5,548
China	5,709	—
Other	5,445	4,033
Consolidated	$52,292	$44,126
Intangible Assets - The following table presents geographic intangible assets, net by region as of (in thousands):

	September 30, 2025	December 31, 2024
China	$25,343	$—
United States	20,903	23,144
Canada	4,076	4,420
Europe	3,632	3,657
Other	2,313	3,341
Consolidated	$56,267	$34,562

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Provisions and Warranties - We provide a warranty on our products. Liabilities under the warranty policy are based on a review of historical warranty claims. Adjustments are made to the accruals as claims and data experience warrant. Our liabilities for warranties as of September 30, 2025 and December 31, 2024 were $0.8 million and $0.7 million, respectively. The following tables present a summary of our accrued warranty liabilities, which are recorded within the Company's accounts payable and accrued liabilities, for the nine months ended September 30, 2025 and the twelve months ended December 31, 2024 (in thousands):

2025
Warranty liability, January 1	$738
Warranties assumed in period	1,064
Payments	(992)
Warranty liability, September 30	$810

2024
Warranty liability, January 1	$422
Warranties assumed in period	1,551
Payments	(1,235)
Warranty liability, December 31	$738
Recent Accounting Pronouncements Issued and Adopted
In September 2025, the FASB issued ASU 2025-07, "Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract", which clarifies the scope of derivative accounting and the treatment of share-based noncash consideration from customers. The standard is effective for annual periods beginning after December 15, 2026, and interim periods thereafter, with early adoption permitted. We adopted ASU 2025-07 as of September 30, 2025. The adoption did not have a material impact on our financial statements.
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
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which introduces a practical expedient for estimating credit losses on current receivables and contract assets. The expedient assumes that current conditions at the balance sheet date will persist through the forecast period. This standard becomes effective for fiscal years beginning after December 15, 2025, and interim periods within

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
those years, with early adoption permitted. We are evaluating the impact of this standard on our financial statements.
In September 2025, the FASB issued ASU 2025-06, "Targeted Improvements to the Accounting for Internal-Use Software", to modernize the accounting for software costs. The new guidance amends the existing standard that refers to various stages of a software development project to align better with the current software development methods, such as agile programming. This standard becomes effective for annual reporting periods beginning after December 15, 2027 and interim periods within those annual reporting periods, with early adoption permitted. We are currently assessing the effect that the adoption of this standard will have on our financial statements.
Recent Developments
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are continuing to evaluate the impact of OBBBA beyond 2025; however, any effects are expected to relate primarily to deferred tax items and are not anticipated to materially impact our effective tax rate.
On September 9, 2025, XPEL acquired certain assets from its exclusive distributor in China (the “China Acquisition”). The China Acquisition resulted in XPEL owning 76% interest in the entity conducting business in China. For more information, see Note 15.
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
The following table summarizes transactions within contract liabilities for the three and nine months ended September 30, 2025 (in thousands):

Balance, December 31, 2024	$821
Revenue recognized related to payments included in the December 31, 2024 balance	(757)
Payments received for which performance obligations have not been satisfied	1,341
Effect of foreign currency translation	3
Balance, March 31, 2025	1,408
Revenue recognized related to payments included in the March 31, 2025 balance	(1,345)
Payments received for which performance obligations have not been satisfied	1,810
Effect of foreign currency translation	266
Balance, June 30, 2025	2,139
Revenue recognized related to payments included in the June 30, 2025 balance	(2,068)
Payments received for which performance obligations have not been satisfied	4,942
Effect of foreign currency translation	(4)
Balance, September 30, 2025	$5,009

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The table below sets forth the disaggregation of revenue by product category for the periods indicated below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product Revenue
Paint protection film	$63,531	$60,545	$182,637	$166,870
Window film	27,640	22,627	74,234	59,195
Other	4,288	3,778	12,095	10,937
Total	$95,459	$86,950	$268,966	$237,002

Service Revenue
Software	$2,208	$2,041	$6,507	$5,959
Cutbank credits	4,257	4,500	12,453	13,300
Installation labor	22,125	18,925	63,222	55,090
Training and other	1,366	436	2,785	1,522
Total	$29,956	$25,902	$84,967	$75,871

Total	$125,415	$112,852	$353,933	$312,873
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$71,725	$64,565	$200,185	$181,515
Canada	12,975	14,415	36,656	38,769
North America	84,700	78,980	236,841	220,284
China	10,074	9,058	25,886	14,910
Asia Other	5,545	3,851	15,523	11,563
Asia Pacific	15,619	12,909	41,409	26,473
EU, UK, and Africa	16,537	12,835	48,899	42,002
India and Middle East	5,718	5,301	18,541	15,197
Latin America	2,841	2,827	8,243	8,917
Total	$125,415	$112,852	$353,933	$312,873

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
4.    PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Furniture and fixtures	$5,038	$4,451
Computer equipment	5,767	5,202
Vehicles	1,112	1,075
Equipment	6,204	6,018
Leasehold improvements	13,802	11,878
Plotters	5,657	5,005
Construction in Progress	872	1,346
Total property and equipment	38,452	34,975
Less: accumulated depreciation	22,223	17,240
Property and equipment, net	$16,229	$17,735
Depreciation expense for the three months ended September 30, 2025 and 2024 was $1.6 million and $1.5 million, respectively. For the nine months ended September 30, 2025 and 2024, depreciation expense was $4.7 million and $4.3 million, respectively.
5.    INTANGIBLE ASSETS, NET
Intangible assets consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Trademarks	$4,442	$1,386
Software	8,603	7,720
Trade name	2,235	2,638
Contractual and customer relationships	65,980	42,827
Non-compete	433	424
Other	725	693
Total at cost	82,418	55,688
Less: Accumulated amortization	26,151	21,126
Intangible assets, net	$56,267	$34,562
Amortization expense for the three months ended September 30, 2025 and 2024 was $1.7 million and $1.5 million, respectively. For the nine months ended September 30, 2025 and 2024, amortization expense was $4.7 million and $4.3 million, respectively.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
6.    GOODWILL
The following table summarizes goodwill transactions for the nine months ended September 30, 2025 and the twelve months ended December 31, 2024 (in thousands):

Balance at	2024
Balance at December 31, 2023	$37,461
Additions and purchase price allocation adjustments	7,762
Foreign exchange	(1,097)
Balance at December 31, 2024	$44,126

Balance at	2025
Balance at December 31, 2024	$44,126
Additions and purchase price allocation adjustments	7,073
Foreign exchange	1,093
Balance at September 30, 2025	$52,292

7.    INVENTORIES
The components of inventory are summarized as follows (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$14,813	$18,686
Work in process	1,610	2,662
Finished goods	112,292	89,556
	$128,715	$110,904
8.    DEBT
REVOLVING FACILITIES
On September 11, 2025, XPEL, Inc. (“XPEL”) entered into the First Amendment (the “Amendment”) to its Credit Agreement, dated April 6, 2023 (as amended, the “Credit Agreement”) with Wells Fargo Bank, N.A., as Administrative Agent, and other lenders party thereto. The Amendment, among other things, extended the maturity of the Credit Agreement from April 6, 2026 to September 11, 2028. The Credit Agreement provides for secured revolving loans and letters of credit in an aggregate amount of up to $125 million, which is subject to the terms of the Credit Agreement. As of September 30, 2025 and December 31, 2024, the Company had no outstanding balances under the Credit Agreement. All capitalized terms in this description of the Credit Agreement, that are not otherwise defined in this report, have the meaning assigned to them in the Credit Agreement.
Borrowings under the Credit Agreement bear interest, at XPEL’s option, at a rate equal to either (a) Base Rate or (b) Adjusted Term SOFR. In addition to the applicable interest rate, the Credit Agreement includes a commitment fee ranging from 0.20% to 0.25% per annum for the unused portion of the aggregate commitment and an applicable margin ranging from 0.00% to 0.50% for Base Rate Loans and 1.00% to 1.50% for Adjusted Term SOFR Loans. At September 30, 2025, these rates were 7.3% and

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5.3%, respectively. Both the margin applicable to the interest rate and the commitment fee are dependent on XPEL’s Consolidated Total Leverage Ratio.
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

The Company also has a CAD $4.5 million revolving credit facility through a financial institution in Canada, and is maintained by XPEL Canada Corp., a wholly-owned subsidiary of XPEL. This Canadian facility is utilized to fund the Company's working capital needs in Canada. This facility bears interest at the Royal Bank of Canada’s prime rate plus 0.25% per annum and is guaranteed by the parent company. As of September 30, 2025 and December 31, 2024, no balance was outstanding on this line of credit.
As of September 30, 2025 and December 31, 2024, the Company was in compliance with all debt covenants.
9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following table presents significant accounts payable and accrued liability balances as of the periods ending (in thousands):

	September 30, 2025	December 31, 2024
Trade payables	$35,938	$26,316
Payroll liabilities	7,309	5,329
Contract liabilities	5,009	821
Other liabilities	3,970	3,672
	$52,226	$36,138
10.    OTHER SHORT-TERM LIABILITIES
The following table presents significant other short-term liability balances as of the periods ending (in thousands):

	September 30, 2025	December 31, 2024
Contingent consideration - acquisitions	$12,543	$—
Acquisition holdback payments	10,899	651
	$23,442	$651
The contingent consideration - acquisitions represents the estimated value of acquired inventory that may be sold above its net realizable value. Acquisition holdback payments refer to portions of acquisition

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
purchase price withheld at closing to address potential post-closing adjustments/obligations or other amounts otherwise payable.
Prior period acquisition holdback payments have been reclassified from "Accounts Payable and Accrued Liabilities" to "Other Short-Term Liabilities" to conform to the current period presentation. These reclassifications had no impact on previously reported net income, total assets, or total liabilities.
11.    FAIR VALUE MEASUREMENTS
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
The Company has contingent liabilities related to future internal performance milestones and the estimated value of acquired inventory that may be sold above its net realizable value. The fair value of these liabilities was determined using discounted cash flow analyses and Monte Carlo Simulations based on the probability and timing of certain future payments under these arrangements. These liabilities are accounted for as Level 3 liabilities within the fair value hierarchy.
Liabilities measured at fair value on a recurring basis as of the dates noted below are as follows (in thousands):

	September 30, 2025	December 31, 2024
Level 3:
Contingent Liabilities	$25,103	$1,816
Level 3 contingent liabilities were updated during the reporting period as a result of new acquisitions and valuation adjustments. The valuation adjustments are reflected in general and administrative expenses in the Consolidated Statements of Income for the three and nine months ended September 30, 2025.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
12.    COMMITMENTS AND CONTINGENCIES
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
13.    EARNINGS PER SHARE
We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes effect of granted incremental restricted stock units.
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands except per share values):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator	2025	2024	2025	2024
Net income attributable to stockholders of the Company	$12,940	$14,892	$37,816	$36,591
Denominator
Weighted average basic shares	27,675	27,642	27,665	27,636
Dilutive effect of restricted stock units	26	2	18	3
Weighted average diluted shares	27,701	27,644	27,683	27,639
Earnings per share
Basic	$0.47	$0.54	$1.37	$1.32
Diluted	$0.47	$0.54	$1.37	$1.32
14.    SEGMENT INFORMATION
The Company's chief operating decision maker (“CODM”) is its Chief Executive Officer. The CODM reviews geographically segmented data as well as consolidated results on a monthly basis to evaluate performance and make resource allocation decisions. Each geographical segment exhibits similar economic characteristics, shares common products and services, has similar customer types, and uses similar distribution methods. As a result, these segments have been aggregated into a single reportable segment in accordance with the aggregation criteria under ASC 280, Segment Reporting.
The CODM reviews balance sheet information on a consolidated basis which is reflected in the Company's Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024. The CODM uses gross margin and income from operations to evaluate return on total assets in deciding whether to invest in the development and expansion of our consolidated operations or into strategic transactions, such as acquisitions. Both metrics are also used to monitor budget versus actual results, perform competitive benchmarking analyses, and are considered in evaluating our executives’ compensation.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents our significant expense categories included in our reported measure of segment profitability for the periods represented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenue	$125,415	$112,852	$353,933	$312,873
Less:
Direct product costs	59,838	53,967	166,468	147,376
Direct non-product costs	13,153	10,969	37,629	31,840
Gross margin	52,424	47,916	149,836	133,657
Less:
Personnel costs	16,232	13,153	45,606	38,593
Sales and marketing costs	4,162	3,404	10,920	10,397
Facility expenses	3,016	2,651	8,470	7,288
Depreciation and amortization	2,750	2,444	7,804	7,060
Travel and entertainment	2,214	1,703	6,731	5,782
Information technology	1,646	1,409	4,804	4,098
Professional fees	1,733	1,162	5,411	3,690
Shipping	1,336	1,148	4,014	3,544
Other	2,584	2,455	8,907	6,403
Income from operations	16,751	18,387	47,169	46,802
Interest expense	1	97	83	962
Income tax expense	3,505	3,730	10,321	9,033
Foreign currency exchange loss/(gain)	110	(332)	(1,164)	216
Net income	$13,135	$14,892	$37,929	$36,591
15.    ACQUISITIONS OF BUSINESSES
During 2025, we have completed acquisitions for an aggregate purchase price of $48.7 million. These acquisitions were primarily completed to increase our geographical footprint. Transaction-related costs incurred in connection with these acquisitions were not material to the consolidated financial statements.
Our valuation models related to the contingent consideration, inventory and other working capital, identified tangible assets, identified intangible assets, operating lease assets, operating lease liabilities, and goodwill included in these acquisitions are not yet finalized and these figures are presented on a preliminary basis. Accounting for these items will be finalized within 12 months of each acquisition date. Purchase price allocations for other acquired items is finalized. Accordingly, the total preliminary purchase

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
price allocation for acquisitions completed during the nine months ended September 30, 2025 is as follows (in thousands):

Aggregate Purchase Price
Cash[1]	$25,549
Contingent consideration	23,156
$48,705

Aggregate Allocation
Inventory and other working capital	17,321
Property, equipment, and operating lease assets	714
Trademark[2]	2,860
Customer Relationships[2]	22,493
Goodwill[3]	5,944
Operating lease liabilities	(627)
$48,705
[1]Total cash consideration is comprised of amounts paid on closing dates plus holdback amounts to be paid in the future.

[2]The weighted average useful life of acquired amortizable intangible assets is 9 years.

[3]The full value of this acquired goodwill is expected to be tax deductible.

The aggregate revenue and the net income from acquisitions completed in the nine months ended September 30, 2025 that has been consolidated into our consolidated financial statements were $4.9 million and $0.9 million, respectively. The following unaudited pro forma financial information presents our results, including expenses relating to the amortization of intangibles purchased, as if these acquisitions had occurred on January 1, 2025 and 2024, respectively (in thousands):

	Nine Months Ended September 30,

	2025	2024
Revenue	$363,057	$333,360
Net income	$43,269	$45,591
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
Valuations and purchase price allocations for acquisitions completed in 2024 have been finalized with minor changes to goodwill and other acquired intangible assets.

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
We believe the items we have outlined above are important factors that could cause estimates included in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf.  We have discussed these factors in more detail in the Annual Report as supplemented in this Report. These factors are not necessarily all of the factors that could affect us. Unpredictable or unanticipated factors that we have not discussed in this Report could also have material adverse effects on actual results. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our shareholders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution when considering our forward-looking statements.
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
To complement our channel network and distribution, we are investing in manufacturing and the supply chain with a goal to be a high quality, low cost producer for our products which we expect will significantly improve our operating margin and allow more control over the end-to-end manufacturing process.
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

The following table is a reconciliation of Net income to EBITDA for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	(Unaudited)			(Unaudited)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Net Income	$13,135	$14,892	(11.8)%	$37,929	$36,591	3.7%
Interest	1	97	(99.0)%	83	962	(91.4)%
Taxes	3,505	3,730	(6.0)%	10,321	9,033	14.3%
Depreciation	1,640	1,504	9.0%	4,733	4,308	9.9%
Amortization	1,663	1,475	12.7%	4,722	4,327	9.1%
EBITDA	$19,944	$21,698	(8.1)%	$57,788	$55,221	4.6%
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
Results of Operations
The following tables summarize the Company’s consolidated results of operations for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30, 2025	% of Total Revenue	Three Months Ended September 30, 2024	% of Total Revenue	$ Change	% Change
Total revenue	$125,415	100.0%	$112,852	100.0%	$12,563	11.1%
Total cost of sales	72,991	58.2%	64,936	57.5%	8,055	12.4%
Gross margin	52,424	41.8%	47,916	42.5%	4,508	9.4%
Total operating expenses	35,673	28.4%	29,529	26.2%	6,144	20.8%
Operating income	16,751	13.4%	18,387	16.3%	(1,636)	(8.9)%
Other expense (income)	111	0.1%	(235)	(0.2)%	346	(147.2)%
Income tax	3,505	2.8%	3,730	3.3%	(225)	(6.0)%
Net income	$13,135	10.5%	$14,892	13.2%	$(1,757)	(11.8)%

	Nine Months Ended September 30, 2025	% of Total Revenue	Nine Months Ended September 30, 2024	% of Total Revenue	$ Change	% Change
Total revenue	$353,933	100.0%	$312,873	100.0%	$41,060	13.1%
Total cost of sales	204,097	57.7%	179,216	57.3%	24,881	13.9%
Gross margin	149,836	42.3%	133,657	42.7%	16,179	12.1%
Total operating expenses	102,667	29.0%	86,855	27.8%	15,812	18.2%
Operating income	47,169	13.3%	46,802	15.0%	367	0.8%
Other (income) expense	(1,081)	(0.3)%	1,178	0.4%	(2,259)	(191.8)%
Income tax	10,321	2.9%	9,033	2.9%	1,288	14.3%
Net income	$37,929	10.7%	$36,591	11.7%	$1,338	3.7%
The following tables summarize revenue results for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30,		%	% of Total Revenue
	2025	2024	Inc (Dec)	2025	2024
Product Revenue
Paint protection film	$63,531	$60,545	4.9%	50.7%	53.6%
Window film	27,640	22,627	22.2%	22.0%	20.1%
Other	4,288	3,778	13.5%	3.4%	3.3%
Total	$95,459	$86,950	9.8%	76.1%	77.0%

Service Revenue
Software	$2,208	$2,041	8.2%	1.8%	1.8%
Cutbank credits	4,257	4,500	(5.4)%	3.4%	4.0%
Installation labor	22,125	18,925	16.9%	17.6%	16.8%
Training and other	1,366	436	213.3%	1.1%	0.4%
Total	$29,956	$25,902	15.7%	23.9%	23.0%

Total	$125,415	$112,852	11.1%	100.0%	100.0%

	Nine Months Ended September 30,		%	% of Total Revenue
	2025	2024	Inc (Dec)	2025	2024
Product Revenue
Paint protection film	$182,637	$166,870	9.4%	51.6%	53.3%
Window film	74,234	59,195	25.4%	21.0%	18.9%
Other	12,095	10,937	10.6%	3.4%	3.5%
Total	$268,966	$237,002	13.5%	76.0%	75.7%

Service Revenue
Software	$6,507	$5,959	9.2%	1.8%	1.9%
Cutbank credits	12,453	13,300	(6.4)%	3.5%	4.3%
Installation labor	63,222	55,090	14.8%	17.9%	17.6%
Training and other	2,785	1,522	83.0%	0.8%	0.5%
Total	$84,967	$75,871	12.0%	24.0%	24.3%

Total	$353,933	$312,873	13.1%	100.0%	100.0%
Because many of our international customers require us to ship their orders to freight forwarders located in the United States, we cannot be certain about the ultimate destination of the product. The following table represents our estimate of sales by summarized geographic regions based on our understanding of ultimate product destination based on customer interactions, customer locations and other factors for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30,		%	% of Total Revenue
	2025	2024	Inc (Dec)	2025	2024
United States	$71,725	$64,565	11.1%	57.2%	57.2%
Canada	12,975	14,415	(10.0)%	10.4%	12.8%
North America	84,700	78,980	7.2%	67.6%	70.0%
China	10,074	9,058	11.2%	8.0%	8.0%
Asia Other	5,545	3,851	44.0%	4.3%	3.4%
Asia Pacific	15,619	12,909	21.0%	12.3%	11.4%
EU, UK, and Africa	16,537	12,835	28.8%	13.2%	11.4%
India and Middle East	5,718	5,301	7.9%	4.6%	4.7%
Latin America	2,841	2,827	0.5%	2.3%	2.5%
Total	$125,415	$112,852	11.1%	100.0%	100.0%

	Nine Months Ended September 30,		%	% of Total Revenue
	2025	2024	Inc (Dec)	2025	2024
United States	$200,185	$181,515	10.3%	56.7%	58.0%
Canada	36,656	38,769	(5.5)%	10.4%	12.4%
North America	236,841	220,284	7.5%	67.1%	70.4%
China	25,886	14,910	73.6%	7.3%	4.8%
Asia Other	15,523	11,563	34.2%	4.4%	3.7%
Asia Pacific	41,409	26,473	56.4%	11.7%	8.5%
EU, UK, and Africa	48,899	42,002	16.4%	13.8%	13.4%
India and Middle East	18,541	15,197	22.0%	5.2%	4.9%
Latin America	8,243	8,917	(7.6)%	2.2%	2.8%
Total	$353,933	$312,873	13.1%	100.0%	100.0%
Product Revenue. Product revenue for the three months ended September 30, 2025 increased 9.8% over the three months ended September 30, 2024. Product revenue represented 76.1% of our total revenue compared to 77.0% in the three months ended September 30, 2024. Revenue from our paint protection film product line increased 4.9% over the three months ended September 30, 2024. Paint protection film sales represented 50.7% and 53.6% of our total consolidated revenues for the three months ended September 30, 2025 and 2024, respectively. The total increase in paint protection film sales was due to increased demand for our film products across multiple regions.
Revenue from our window film product line grew 22.2% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Window film sales represented 22.0% and 20.1% of our total consolidated revenues for the three months ended September 30, 2025 and 2024, respectively. This increase was driven by continued demand resulting from increased product adoption in multiple regions for automotive window film. Our windshield protection film revenue for the three months ended September 30, 2025 was $1.9 million and represented 6.8% of total window film revenue and 1.5% of total consolidated third quarter revenue. Our windshield protection film product was launched during the fourth quarter 2024.
Other product revenue for the three months ended September 30, 2025 increased 13.5% compared to the three months ended September 30, 2024 due primarily to continued growth in revenue from our FUSION product line and other installation support products.
Geographically, we experienced continued growth in most of our regions during the three months ended September 30, 2025 including 44.0%, 28.8%, and 11.2% in Asia-Other, EU/UK/Africa, and China, respectively. The increases in Asia-Other and EU/UK/Africa were driven primarily by increased product adoption and increased demand. The increase in China was driven primarily by increased demand and incremental direct revenue resulting from the completion of our acquisition of our China distributor late in the third quarter 2025. Revenue from our Canada region declined 10.0% primarily due to economic instability and uncertainty in the region.
Product revenue for the nine months ended September 30, 2025 increased 13.5% over the nine months ended September 30, 2024. Product revenue represented 76.0% of our consolidated revenue compared to 75.7% in the nine months ended September 30, 2024. Revenue from our paint protection film product line increased 9.4% over the nine months ended September 30, 2024. Paint protection film sales represented 51.6% and 53.3% of our consolidated revenues for the nine months ended September 30, 2025 and 2024, respectively.

Revenue from our window film grew 25.4% compared to the nine months ended September 30, 2024. Window film sales represented 21.0% and 18.9% of our total consolidated revenues for the nine months ended September 30, 2025 and 2024, respectively. This increase was driven by continued demand resulting from increased product adoption in multiple regions. Our windshield protection film sales for the nine months ended September 30, 2025 was $5.8 million and represented 7.8% and 1.6% of total window film revenue and total consolidated revenue for the nine months ended September 30, 2025, respectively.
Other product revenue for the nine months ended September 30, 2025 increased 10.6% compared to the nine months ended September 30, 2024 due primarily to continued growth in revenue from our FUSION product line and other installation support products.
Geographically, we saw growth in most regions during the nine months ended September 30, 2025. These increases were primarily due to increased product awareness and attach rates.
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
Service revenue grew 15.7% over the three months ended September 30, 2024. Within this category, software revenue increased 8.2% over the three months ended September 30, 2024. This increase was due to an increase in total subscribers to our DAP software. Installation labor revenue increased 16.9% over the three months ended September 30, 2024 due mainly to increased demand across our dealership services and OEM networks.
Service revenue for the nine months ended September 30, 2025 grew 12.0% over the nine months ended September 30, 2024. Within this category, software revenue grew 9.2% over the nine months ended September 30, 2024. This increase was due to an increase in total subscribers to our DAP software. Installation labor revenue increased 14.8% over the nine months ended September 30, 2024 due mainly to increased demand across our dealership services and OEM networks.
Total installation revenue (labor and product combined) increased 21.3% over the three months ended September 30, 2024. This represented 21.9% and 20.0% of our total consolidated revenue for the three months ended September 30, 2025 and 2024, respectively. These increases were primarily due to increased demand across our dealership services and OEM networks. Total installation revenue increased 17.1% over the nine months ended September 30, 2024. This represented 21.8% and 21.1% of our total consolidated revenue for the nine months ended September 30, 2025 and 2024, respectively. These increases were primarily due to increased demand across our dealership services and OEM networks. Adjusted product revenue, which combines the cutbank credit revenue service component with product revenue, increased 9.0% over the three months ended September 30, 2024. Adjusted product revenue increased 12.4% over the nine months ended September 30, 2024.
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
Product costs for the three months ended September 30, 2025 increased 10.9% over the three months ended September 30, 2024. Cost of product sales represented 47.7% and 47.8% of total revenue in the three months ended September 30, 2025 and 2024, respectively. Cost of service revenue grew

19.9% during the three months ended September 30, 2025. Refer to the Gross Margin section below for discussion of this cost relative to revenue.
Product costs for the nine months ended September 30, 2025 increased 13.0% over the nine months ended September 30, 2024. Cost of product sales represented 47.0% and 47.1% of total revenue in the nine months ended September 30, 2025 and 2024, respectively. Cost of service revenue grew 18.2% during the nine months ended September 30, 2025. Refer to the Gross Margin section below for discussion of this cost relative to revenue.
Gross Margin
Gross margin for the three months ended September 30, 2025 grew approximately $4.5 million, or 9.4%, compared to the three months ended September 30, 2024. For the three months ended September 30, 2025, gross margin represented 41.8% of revenue compared to 42.5% for the three months ended September 30, 2024.
Gross margin for the nine months ended September 30, 2025 grew approximately $16.2 million, or 12.1%, compared to the nine months ended September 30, 2024. For the nine months ended September 30, 2025, gross margin represented 42.3% of revenue compared to 42.7% for the nine months ended September 30, 2024.
The following tables summarize gross margin for product and services for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30,		%	% of Category Revenue
	2025	2024	Inc (Dec)	2025	2024
Product margin	$35,621	$32,983	8.0%	37.3%	37.9%
Service margin	16,803	14,933	12.5%	56.1%	57.7%
Total	$52,424	$47,916	9.4%	41.8%	42.5%

	Nine Months Ended September 30,		%	% of Category Revenue
	2025	2024	Inc (Dec)	2025	2024
Product margin	$102,498	$89,626	14.4%	38.1%	37.8%
Service margin	47,338	44,031	7.5%	55.7%	58.0%
Total	$149,836	$133,657	12.1%	42.3%	42.7%
Product gross margin for the three months ended September 30, 2025 increased approximately $2.6 million, or 8.0%, over the three months ended September 30, 2024 and represented 37.3% and 37.9% of total product revenue for the three months ended September 30, 2025 and 2024, respectively. The decrease in gross margin percentage was due primarily to an increase in product costs primarily related to transient vendor price increases.
Product gross margin for the nine months ended September 30, 2025 increased approximately $12.9 million, or 14.4%, over the nine months ended September 30, 2024 and represented 38.1% and 37.8% of total product revenue for the nine months ended September 30, 2025 and 2024, respectively. The increases in product gross margin and gross margin percentage were primarily due to decreases in product costs and improved operating leverage compared to the nine months ended September 30, 2024.
Service gross margin increased approximately $1.9 million, or 12.5%, over the three months ended September 30, 2024. This represented 56.1% and 57.7% of total service revenue for the three months ended September 30, 2025 and 2024, respectively. The decrease in service gross margin was primarily due to a higher mix of dealership related installations.
Service gross margin increased approximately $3.3 million, or 7.5%, over the nine months ended September 30, 2024. This represented 55.7% and 58.0% of total service revenue for the nine months ended September 30, 2025 and 2024, respectively.
Operating Expenses
Sales and marketing expenses for the three months ended September 30, 2025 increased 29.7% compared to the same period in 2024. This increase was primarily due to increased personnel and marketing costs associated with ongoing growth in multiple markets as the company increased the number of sponsorships and increased marketing efforts to dealerships and end customers. These expenses represented 11.0% and 9.4% of total consolidated revenue for the three months ended September 30, 2025 and 2024, respectively.
For the nine months ended September 30, 2025, sales and marketing expenses increased 19.9% compared to the same period in 2024. This increase was primarily due to increased personnel and marketing costs associated with ongoing growth in multiple markets as the Company increased its marketing efforts to dealerships and end customers. These expenses represented 10.6% and 10.0% of total consolidated revenue for the nine months ended September 30, 2025 and 2024, respectively.
General and administrative expenses grew approximately $3.0 million, or 15.8% over the three months ended September 30, 2024. This increase in cost was due primarily to increases in personnel, occupancy costs and acquisition-related professional fees. These costs represented 17.4% and 16.7% of total consolidated revenue for the three months ended September 30, 2025 and 2024, respectively.
General and administrative expenses grew approximately $9.6 million, or 17.3% over the nine months ended September 30, 2024. This increase in cost was due primarily to increases in personnel, occupancy costs and professional fees. These costs represented 18.4% and 17.8% of total consolidated revenue for the nine months ended September 30, 2025 and 2024, respectively.
Income Tax Expense
Income tax expense for the three months ended September 30, 2025 decreased $0.2 million from the three months ended September 30, 2024. Our effective tax rate was 21.1% for the three months ended September 30, 2025 compared with 20.0% for the three months ended September 30, 2024. The increase in our effective rate was primarily due to an increase in foreign taxes associated with our China operations.
Income tax expense for the nine months ended September 30, 2025 increased $1.3 million from the same period in 2024, Our effective tax rate was 21.4% for the nine months ended September 30, 2025 compared with 19.8% for the nine months ended September 30, 2024. The increase in our effective rate was primarily due to an increase in foreign taxes associated with our China operations.
Net Income
Net income for the three months ended September 30, 2025 decreased 11.8% to $13.1 million.
Net income for the nine months ended September 30, 2025 increased 3.7% to $37.9 million.

Liquidity and Capital Resources
The primary source of liquidity for our business is available cash and cash equivalents, cash flows provided by operations and borrowing capacity under our credit facilities. As of September 30, 2025, we had cash and cash equivalents of $64.5 million. For the nine months ended September 30, 2025, cash provided by operations was $64.3 million and as of September 30, 2025 we had $128.2 million in funds available under our credit facilities. We expect to continue to have sufficient access to cash to support working capital needs, pay for capital expenditures (including acquisitions), and to pay interest and service debt. We believe we have the ability and sufficient resources to meet these cash requirements by using available cash, internally generated funds and borrowings under committed credit facilities. We are focused on continuing to generate positive operating cash to fund our operational and capital investment initiatives. We believe we have sufficient liquidity to operate for at least the next 12 months from the date of this quarterly report.
Operating activities. Cash provided by operations totaled $64.3 million for the nine months ended September 30, 2025, compared to $41.5 million during the nine months ended September 30, 2024. This increase in cash flows from operating activities was mainly due to an increase in accounts payable and other accrued liabilities due to normal payment cycle timing and other changes in working capital.
Investing activities. Cash used in investing activities totaled approximately $20.8 million during the nine months ended September 30, 2025 compared to $13.0 million during the nine months ended September 30, 2024. This increase was due primarily to an increase in acquisitions during 2025.
Financing activities. Cash used in financing activities during the nine months ended September 30, 2025 totaled $0.4 million compared to $19.2 million during the same period in the prior year. This change was due primarily to the timing of repayments on our credit facility, which was fully repaid in 2024.
Debt and contingent obligations as of September 30, 2025 and December 31, 2024 totaled approximately $25.3 million and $2.1 million, respectively.
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
Credit Facilities
On September 11, 2025, XPEL entered into the Amendment to the Credit Agreement with Wells Fargo Bank, N.A., as Administrative Agent, and other lenders party thereto. The Amendment, among other things, extended the maturity of the Credit Agreement from April 6, 2026 to September 11, 2028. The Credit Agreement provides for secured revolving loans and letters of credit in an aggregate amount of up to $125 million, which is subject to the terms of the Credit Agreement. As of September 30, 2025 and December 31, 2024, the Company had no outstanding balances under the Credit Agreement. All capitalized terms in this description of the credit facility that are not otherwise defined in this report have the meaning assigned to them in the Credit Agreement.
Borrowings under the Credit Agreement bear interest, at XPEL’s option, at a rate equal to either (a) Base Rate or (b) Adjusted Term SOFR. In addition to the applicable interest rate, the Credit Agreement includes a commitment fee ranging from 0.20% to 0.25% per annum for the unused portion of the aggregate commitment and an applicable margin ranging from 0.00% to 0.50% for Base Rate Loans and 1.00% to 1.50% for Adjusted Term SOFR Loans. At September 30, 2025, these rates were 7.3% and 5.3%, respectively. Both the margin applicable to the interest rate and the commitment fee are dependent on XPEL’s Consolidated Total Leverage Ratio. The Credit Agreement's maturity date is September 11, 2028.
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

The Company also has a CAD $4.5 million revolving credit facility through a financial institution in Canada, and is maintained by XPEL Canada Corp., a wholly-owned subsidiary of XPEL. This Canadian facility is utilized to fund the Company's working capital needs in Canada. This facility bears interest at the Royal Bank of Canada’s prime rate plus 0.25% per annum and is guaranteed by the parent company. As of September 30, 2025 and December 31, 2024, no balance was outstanding on this line of credit.
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
With the completion of the China Acquisition, we are now subject to certain additional risks as a result of our no longer relying on our former third-party distributor. These risks include the following:

Risks Relating to Doing Business in China
Failure to meet the PRC government’s complex regulatory requirements on and significant oversight over our business operation could result in a material adverse change in our operations and the value of our securities.
We have a significant distribution network located in China. The PRC government has significant authority to influence and intervene in the China operations of an offshore holding company, such as XPEL, at any time. Accordingly, our business, prospects, financial condition, and results of operations may be influenced to a significant degree by political, economic, and social conditions in China generally.
The Chinese economy differs from the economies of most developed countries in many respects, including the degree of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the PRC government has implemented measures to underscore the importance of the utilization of market forces for economic reform, the divestment of state ownership in productive assets and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China are still owned by the government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through strategically allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to selected industries or companies.
Fluctuation in the value of RMB may result in foreign currency exchange losses.
The conversion of the Renminbi (“RMB”) into foreign currencies, including U.S. dollars, is based on rates set by the People’s Bank of China (“PBOC”). Historically, the exchange rate between RMB and the U.S. dollar has showed higher volatility in certain years while staying within a narrow range in other years. The value of RMB against the U.S. dollar and other currencies is affected by changes in China’s political and economic conditions and by China’s foreign exchange policies, among other things. It is difficult to predict how market forces or Chinese or U.S. government policy may impact the exchange rate between RMB and the U.S. dollar in the future.
Substantially all of our revenues and costs in China are denominated in RMB. As a holding company, we may rely on dividends and other fees paid to us by our subsidiaries in China. Any significant revaluation of the RMB may materially affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our common stock in U.S. dollars. For example, an appreciation of RMB against the U.S. dollar would make any new RMB-denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes. Conversely, a significant depreciation of RMB against the U.S. dollar may significantly reduce the U.S. dollar equivalent of our earnings, which in turn could adversely affect the price of our common stock. If we decide to convert RMB into U.S. dollars for the purpose of making payments for dividends and share repurchases of our common stock, strategic acquisitions or investments or other business purposes, the appreciation of the U.S. dollar against RMB would have a negative effect on U.S. dollar amounts available to us.
Risks Related to Our Majority but Not Wholly Owned Subsidiary in China
Our operations in China are conducted in part through a subsidiary in which we hold a majority, but not a 100%, ownership interest. This structure presents several risks that could materially and adversely affect our business, financial condition, and results of operations:
•Limited Control Over Minority Interests

Although we control the board and management of the subsidiary, the minority shareholders may have rights under PRC law or the subsidiary’s organizational documents that could limit our ability to direct certain actions, such as approving major transactions, amending governing documents, or distributing dividends. Disputes with minority shareholders could result in litigation, delays, or disruptions to our business.
•Dividend and Profit Distribution Risks
Dividends and other distributions from our Chinese subsidiary are subject to PRC regulations and approval processes. As a majority but not sole owner, we may not be able to unilaterally determine the timing or amount of distributions, and the minority shareholders may block or delay such actions. In addition, PRC law requires that a portion of after-tax profits be set aside as statutory reserves before dividends can be paid, further limiting the amount available for distribution.
•Potential Conflicts of Interest
The interests of the minority shareholders may not always align with ours. They may pursue business strategies or take actions that are inconsistent with our objectives, or they may have relationships with competitors, suppliers, or customers that could create conflicts of interest. We cannot assure you that any conflicts will be resolved in our favor.
•Increased Risk of Disputes and Litigation
Disagreements with minority shareholders regarding management, strategy, or profit allocation could lead to disputes or litigation. The PRC legal system is different from that of the United States and may not provide the same level of protection or predictability for foreign investors. Enforcement of our rights may be costly, time-consuming, and uncertain.
•Limitations on Exit or Sale
If we decide to sell our interest in the subsidiary, the minority shareholders may have rights of first refusal or other rights that could delay or prevent a sale or require us to sell on less favorable terms. In addition, PRC regulations may restrict the transfer of ownership interests in foreign-invested enterprises.
As a result of these and other risks, our ability to realize the full economic benefits of our majority-owned subsidiary in China may be limited, and our business, financial condition, and results of operations could be adversely affected
China’s Merger & Acquisition Rules and certain other regulations establish complex procedures for certain acquisitions of PRC companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.
A number of laws and regulations of mainland China have established procedures and requirements that could make merger and acquisition activities in China by foreign investors more time consuming and complex. In addition to the Anti-Monopoly Law itself, these include the M&A Rules, the Rules of the Ministry of Commerce on Implementation of Security Review System of Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the Security Review Rules, promulgated in 2011, and the Measures for the Security Review of Foreign Investment promulgated by NDRC and the Ministry of Commerce in December 2020 which came into force on January 18, 2021. These laws and regulations impose requirements in some instances that the Ministry of Commerce be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. In addition, pursuant to anti-monopoly laws and regulations, the State Administration for Market Regulation should be notified in advance of any concentration of undertaking if certain thresholds are triggered, and the State Administration for Market Regulation clearance is required to be obtained before completion of such transactions. In light of the uncertainties relating to the interpretation, implementation and enforcement of the PRC anti-monopoly laws and regulations, we cannot assure you that the anti-monopoly law enforcement agency will not deem our future acquisitions or investments to have triggered filing requirement for anti-monopoly review. Moreover, the Security Review Rules specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by NDRC and the Ministry of Commerce, and prohibit any attempt to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement. In the future, we may grow our business by acquiring complementary businesses. Complying with the requirements of the regulations to complete such transactions could be time consuming, and any required approval processes, including clearance from the State Administration for Market Regulation and approval from the Ministry of Commerce or other PRC government authorities, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.
Regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from making loans to or make additional capital contributions to our PRC subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.
We are US company conducting our operations in China primarily through our PRC subsidiaries. We may make additional capital contributions or loans to our PRC subsidiaries, which are treated as foreign invested enterprises under laws of mainland China. Any loans by us to our PRC subsidiaries are subject to regulations and foreign exchange loan registrations in mainland China. For example, with respect to the registration, loans by us to our PRC subsidiaries to finance their activities cannot exceed statutory limits and must be registered with the local counterpart of the PRC State Administration of Foreign Exchange, or SAFE, or filed with SAFE in its information system; with respect to the outstanding amounts of loans, (i) if the PRC subsidiaries adopt the traditional foreign exchange administration mechanism, the outstanding amount of loans shall not exceed the difference between the total investment and the registered capital of the PRC subsidiaries; and (ii) if the PRC subsidiaries adopt the relatively new foreign debt mechanism, the risk-weighted outstanding amount of loans shall not exceed 200% of the net asset of the PRC subsidiaries. We may also finance our PRC subsidiaries by means of capital contributions. These capital contributions must be registered with the State Administration for Market Regulation or its local counterparts, and shall be concurrently reported to the Ministry of Commerce through its information reporting and submission system. Pursuant to the Circular on the Reforming of the Management Method of the Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, or SAFE Circular 19, which became effective on June 1, 2015 and was last amended on December 30,2019, and the Circular of the State Administration of Foreign Exchange on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement of Capital Accounts, or SAFE Circular 16, which was promulgated in June 2016, foreign-invested enterprises may either continue to follow the current payment-based foreign currency settlement system or choose to follow the “conversion-at-will” system for foreign currency settlement. SAFE Circular 19 and SAFE Circular 16, therefore, have substantially lifted the restrictions on the use by a foreign-invested enterprise of its RMB registered capital, foreign debt and repatriated funds raised through overseas listing converted from foreign currencies. Nevertheless, SAFE Circular 19 and SAFE Circular 16 reiterate the principle that RMB converted from the foreign currency-denominated capital of a foreign invested company may not be directly or indirectly used for purposes beyond its business scope and prohibit foreign-invested companies from using such RMB fund to provide loans to persons other than affiliates unless otherwise permitted under their business scopes.
Under laws and regulations of mainland China, we are permitted to fund our PRC subsidiaries by making loans to or additional capital contributions to our PRC subsidiaries, subject to applicable government registration, statutory limitations on amount and approval requirements. These laws and regulations of mainland China may significantly limit our ability to use RMB converted from the net proceeds of any financing outside China to fund the establishment of new entities in China by our PRC subsidiaries, to invest in or acquire any other PRC companies through our PRC subsidiaries.
We may rely on dividends and other distributions on equity paid by our PRC subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC subsidiaries to make payments to us could have a material and adverse effect on our ability to conduct our business.
We are a holding company, and we may rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to service any debt we may incur. Current regulations of mainland China permit our PRC subsidiaries to pay dividends to us only out of their accumulated after-tax profits upon satisfaction of statutory conditions and procedures, if any, determined in accordance with Chinese accounting standards and regulations. In addition, each of our PRC subsidiaries is required to set aside at least 10% of its after-tax profits each year, if any, to fund certain reserve funds until the total amount set aside reached 50% of its registered capital.
Additionally, if our PRC subsidiaries incur debt in the future, the instruments governing their debt may restrict their ability to pay dividends or make other distributions to us. In addition, the incurrence of indebtedness by our PRC subsidiaries could result in operating and financing covenants and undertakings to creditors that would restrict the ability of our PRC subsidiaries to pay dividends to us.
Any limitation on the ability of our PRC subsidiaries to pay dividends or make other distributions to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.
Increases in labor costs and enforcement of stricter labor laws and regulations in China may adversely affect our business and our profitability.
China’s overall economy and the average wage in China have increased in recent years and are expected to continue to grow. The average wage level for our employees has also increased in recent years. We expect that our labor costs, including wages and employee benefits, will increase. Unless we are able to pass on these increased labor costs to those who pay for our products and services, our profitability and results of operations may be materially and adversely affected.
In addition, we may be subject to stricter regulatory requirements in terms of entering into labor contracts with our employees, limitation with respect to utilization of labor dispatching, applying for foreigner work permits, labor protection and labor condition and paying various statutory employee benefits, including pensions, housing fund, medical insurance, work-related injury insurance, unemployment insurance and maternity insurance to designated government agencies for the benefit of our employees.
China adopted a labor contract law, or the Labor Contract Law, which went into effect on January 1, 2008 and was amended in 2012. The Labor Contract Law imposes more stringent requirements on employers with regard to, among other things, minimum wages, and severance payments upon permitted termination of the employment by an employer and non-fixed term employment contracts, time limits for probation periods as well as the duration and the times that an employee can be placed on a fixed term employment contract. According to the Labor Contract Law, an employer is obliged to sign an unlimited-term labor contract with any employee who has worked for the employer for ten consecutive years. Further, if an employee requests or agrees to renew a fixed-term labor contract that has already been entered into twice consecutively, the resulting contract is deemed to have an unlimited term, with certain exceptions. The employer must also pay severance to an employee in nearly all instances where a labor contract, including a contract with an unlimited term, is terminated or expires. In addition, the PRC government has continued to introduce various new labor-related regulations since the implementation of the Labor Contract Law. Among other things, new annual leave requirements mandate that annual leave ranging from five to 15 days be made available to nearly all employees and further require that each employer compensates an employee for any annual leave days the employee is unable to take in the amount of three times his daily salary, subject to certain exceptions.
Pursuant to the Labor Contract Law and its implementation rules, employers are subject to strict requirements in terms of signing labor contracts, minimum wages, paying remuneration, determining the term of employee’s probation and unilaterally terminating labor contracts. In the event that we decide to terminate some of our employees or otherwise change our employment or labor practices, the Labor Contract Law and its implementation rules may limit our ability to effect those changes in a desirable or cost-effective manner, which could adversely affect our business and results of operations.
Companies registered and operating in China are required under the PRC Social Insurance Law (latest amended in 2018) and the Regulations on the Administration of Housing Funds (latest amended in 2019) to, apply for social insurance registration and housing fund deposit registration within 30 days of their establishment, and to pay for their employees different social insurances including pension insurance, medical insurance, work-related injury insurance, unemployment insurance, maternity insurance, and housing provident funds to the extent required by law.
As the interpretation and implementation of labor-related laws and regulations are still evolving, our employment practices may violate labor-related laws and regulations in China, which may subject us to labor disputes, government investigations, and imposition of sanctions. We cannot assure you that we have complied or will be able to comply with all labor-related law and regulations including those relating to obligations to make full social insurance payments and contribute to the housing provident funds. If we are found to have violated applicable labor laws and regulations, we could be required to provide additional compensation to our employees and our business, financial condition and results of operations could be adversely affected.
Any failure to comply with Chinese regulations regarding our employee equity incentive plans may subject Chinese plan participants or us to fines and other legal or administrative sanctions.
Pursuant to State Administration of Foreign Exchange, or SAFE Circular 37, China residents who participate in share incentive plans in overseas non-publicly listed companies may submit applications to SAFE or its local branches for foreign exchange registration with respect to offshore special purpose companies. Any of our employees who are Chinese citizens or who have resided in China for a continuous period of not less than one year and who have been granted restricted shares, restricted stock units (“RSUs”), performance stock units (“PSUs”), stock appreciation rights (“SARs”), or stock options (collectively, the “share-based awards”) are subject to the Notice on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly Listed Company, issued by SAFE in February 2012, according to which, employees, directors, supervisors and other management members participating in any stock incentive plan of an overseas publicly-listed company who are Chinese citizens or who are non-Chinese citizens residing in China for a continuous period of not less than one year, subject to limited exceptions, are required to register with SAFE through a domestic qualified agent, which could be a Chinese subsidiary of such overseas listed company, and complete certain other procedures. Failure to complete SAFE registrations may result in fines and legal sanctions and may also limit our ability to make payments under our equity incentive plans or our ability to contribute additional capital into our wholly-foreign owned enterprises in China and limit our wholly-foreign owned enterprises’ ability to distribute dividends to us. We also face regulatory uncertainties that could restrict our ability to adopt additional equity incentive plans for our directors and employees under Chinese laws.
In addition, the SAFE has issued circulars concerning employees’ share-based awards. Under these circulars, employees working in China who exercise share options and SARs, or whose restricted shares, RSUs or PSUs vest, will be subject to Chinese individual income tax. The Chinese subsidiaries of an overseas listed company have obligations to file documents related to employees’ share-based awards with relevant tax authorities and to withhold individual income taxes of those employees related to their share-based awards. Although we currently intend to withhold income tax from our Chinese employees in connection with any exercise of options and SARs and the vesting of their restricted shares, RSUs and PSUs, if the employees fail to pay, or our Chinese subsidiaries fail to withhold, their income taxes according to relevant laws, rules and regulations, our Chinese subsidiaries may face sanctions imposed by the tax authorities or other Chinese government authorities.
Failure to make adequate contributions to various employee benefit plans as required by Chinese regulations may subject us to penalties.
Companies operating in China are required to participate in various government-sponsored employee benefit plans, including certain social insurance, housing funds and other welfare-oriented payment obligations, and contribute to the plans in amounts equal to certain percentages of salaries, including bonuses and allowances, of their employees up to a maximum amount specified by the local government from time to time at locations where they operate their businesses. In October 2010, the Standing Committee of the National People’s Congress promulgated the PRC Social Insurance Law, which came into effect on July 1, 2011. In April 1999, the State Council promulgated the Regulations on the Administration of Housing Funds, which was amended in March 2002. Companies registered and operating in China are required under the Social Insurance Law and the Regulations on the Administration of Housing Funds to, apply for social insurance registration and housing fund deposit registration within 30 days of their establishment and, to pay for their employees different social insurance including pension insurance, medical insurance, work-related injury insurance, unemployment insurance and maternity insurance to the extent required by law. Recently, the PRC government enhanced its measures relating to social insurance collection, which lead to stricter enforcement. We could be subject to orders by the competent labor authorities for rectification and failure to comply with the orders which may further subject us to administrative fines.
While we believe we comply with all material aspects of relevant regulations, the requirements governing employee benefit plans have not been implemented consistently by the local governments in China given the different levels of economic development in different locations. If we are subject to late fees or fines in relation to the underpaid employee benefits, our results of operations and financial condition may be adversely affected.
We face increasing competition for qualified employees in China, particularly in other major cities and for technical, commercial, and managerial roles.
We face increasing competition for qualified employees in China, particularly in other major cities and for technical, commercial, and managerial roles. Wage levels, statutory minimum wages, and mandatory benefits have risen in recent years and may continue to increase as authorities adopt measures to enhance labor protection. We may also incur higher ongoing costs to comply with working time, overtime, paid annual leave, and, for certain personnel, post-employment non‑compete compensation requirements. Turnover, especially among younger workers in high-growth labor markets, can require us to devote additional resources to recruitment, onboarding, training, and retention programs, including equity incentives that are subject to foreign exchange registration and local administrative practices. If we cannot hire and retain employees with the skills and experience we need on a timely and cost-effective basis, or if our labor expenses increase faster than our ability to adjust pricing or productivity, our operations could be disrupted and our margins, financial condition, and results of operations could be adversely affected.
We are subject to occupational health and safety laws and regulations in China.
We are subject to occupational health and safety laws and regulations in China, including requirements to identify and control workplace hazards, implement safety management systems, provide protective equipment, conduct training and occupational health examinations, and report and remediate incidents. Compliance expectations and enforcement can vary by locality and may change with limited notice, and authorities conduct inspections and targeted enforcement campaigns that can lead to corrective orders. Failure to provide a safe working environment or to comply with applicable standards may result in administrative penalties, orders to suspend or restrict operations, mandatory remediation, and, in the event of serious accidents or injuries, potential civil liabilities and criminal sanctions for responsible personnel. Even when we comply, accidents or occupational disease claims may occur in our facilities or at third-party sites that perform manufacturing, warehousing, or field services on our behalf, which can lead to production or service disruptions, increased insurance and remediation costs, and reputational harm. Any of these events could adversely affect our business, financial condition, and results of operations.
Unauthorized access to, or improper use, disclosure, theft or destruction of, our customer or employee personal, financial or other data or our proprietary or confidential information that is stored in our information systems or by third parties on our behalf could result in substantial costs, expose us to litigation and damage our reputation.
We have been using, and plan to continue to use, digital technologies to improve the customer experience and drive sales growth. We, directly or indirectly, receive and maintain certain personal information about our customers in various information systems that we maintain and in those maintained by third-party service providers when, for example, receiving orders through mobile or online platforms, accepting digital payments, operating loyalty programs and conducting digital marketing programs. Our information technology systems, such as those we use for administrative functions, including human resources, payroll, accounting and internal and external communications, can contain personal, financial or other information of our over 350,000 employees. We also maintain important proprietary and other confidential information related to our operations and identifiable information about our franchisees. As a result, we face risks inherent in handling and protecting large volumes of information.
If our security and information systems or the security and information systems of third-party service providers are compromised for any reason, including as a result of data corruption or loss, security breach, cyber-attack or other external or internal methods, or if our employees, franchisees or service providers fail to comply with laws, regulations and practice standards, and this information is obtained by unauthorized persons, used or disclosed inappropriately or destroyed, it could subject us to litigation and government enforcement actions, cause us to incur substantial costs, liabilities and penalties and/or result in a loss of customer confidence, any and all of which could adversely affect our business, reputation, ability to attract new customers, results of operations and financial condition.
In addition, the use and handling of this information is regulated by evolving and increasingly demanding laws and regulations. The Chinese government has focused increasingly on regulation in the areas of information security and protection, including by implementing the PRC Cybersecurity Law effective June 1, 2017, which imposes tightened requirements on data privacy and cybersecurity practices. There are uncertainties with respect to the application of the cybersecurity law in certain circumstances. In addition, the PRC Data Security Law, which took effect on September 1, 2021, imposes data security and privacy obligations on entities and individuals carrying out data activities (including activities outside of the PRC), requires a national security review of data activities that may affect national security, and imposes restrictions on data transmissions. Furthermore, the PRC Personal Information Protection Law, which took effect on November 1, 2021, sets out the regulatory framework for handling and protection of personal information and transmission of personal information, and many specific requirements of the law remain to be clarified by the CAC and other regulatory authorities. The Revised Cybersecurity Review Measures, which took effect on February 15, 2022, require critical information infrastructure operators procuring network products and services and online platform operators carrying out data processing activities, which affect or may affect national security, to conduct a cybersecurity review pursuant to the provisions therein. The Measures for Security Assessment for Outbound Data Transfer, which took effect on September 1, 2022, mandate mandatory government security review by the

CAC in advance of certain cross-border data transfer activities. On September 24, 2024, the State Council issued the Regulations on the Administration of Network Data Security, which took effect on January 1, 2025, prescribing that the network data processors processing personal information of over 10 million individuals shall fulfill certain requirements for processing important data and require network data processors to take certain precautionary measures.
We have established a professional team to formulate and implement internal data security policies to comply with the regulations and policies issued by the CAC and other competent authorities, monitor our compliance practices and assess any non-compliance issues. We believe that we are compliant in all material respects with the applicable regulations and policies that have been issued by the CAC to date. As of the date of this Report, (i) we have not received any formal notice from any PRC cybersecurity regulator identifying us as a “critical information infrastructure operator” or requiring us to go through the cybersecurity review procedures pursuant to the Revised Cybersecurity Review Measures; and (ii) we are not aware of any investigations against us initiated by the CAC based on the Revised Cybersecurity Review Measures. The exact scope of “critical information infrastructure operators” under the current regulatory regime remains unclear, and the PRC government authorities may have wide discretion in the interpretation and enforcement of the applicable laws. Therefore, it is uncertain whether, in the future, we would be deemed to be a critical information infrastructure operator under Chinese laws. If we are deemed to be a critical information infrastructure operator under the PRC cybersecurity laws and regulations, we may be subject to obligations in addition to what we have fulfilled under the PRC cybersecurity laws and regulations.
Interpretation, application and enforcement of these laws, rules and regulations evolve from time to time and their scope may continually change, through new legislation, amendments to existing legislation or changes in enforcement. We have been taking and will continue to take reasonable measures to comply with applicable cybersecurity, data privacy and security laws. We cannot guarantee the effectiveness of the measures undertaken by us, and such measures may still be determined as insufficient, improper, or even as user-privacy invasive, by the relevant authorities, which may result in penalties against us.
Compliance with these laws, as well as additional regulations and standards regarding data privacy, data collection and information security that PRC regulatory bodies may enact in the future, may result in additional expenses to us as we may be required to upgrade our current information technology systems. Furthermore, as a result of legislative and regulatory rules, we may be required to notify the owners of information of any breach, theft or loss of their information, which could harm our reputation, as well as subject us to litigation or actions by regulatory bodies and adversely affect our financial results.
We expect that cybersecurity, data privacy and security will continue to be a focus of regulators, as well as attract continued or greater public scrutiny and attention going forward, which could increase our compliance costs and subject us to heightened risks and challenges associated with information security and protection. If we are unable to manage these risks, we could become subject to penalties, including fines, suspension of business, shutdown of websites and revocation of required licenses, and our reputation and results of operations could be materially and adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description	Method of Filing

10.1
First Amendment dated as of September 11, 2025 to the Credit Agreement dated as of April 6, 2023, by and among XPEL, Inc., Wells Fargo Bank, N.A., as Administrative Agent, and other lenders party hereto
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 17, 2025

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

101
The following materials from XPEL’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income, (iv) the unaudited Consolidated Statements of  Equity, (v) the unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements
Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XPEL, Inc. (Registrant)

	By:	/s/ Barry R. Wood
Barry R. Wood
Senior Vice President and Chief Financial Officer
November 7, 2025		(Authorized Officer and Principal Financial and Accounting Officer)