Form 10-K
period 2025-12-31
XPEL, Inc.
filed 2026-02-27
CIK 1767258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the Registrant, as of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $900,884,616.
The Registrant had 27,604,183 shares of Common Stock outstanding as of February 27, 2026.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into which Incorporated
Portions of the registrant’s Proxy Statement relating to the 2026 Annual Meeting of Stockholders to be held on June 4, 2026.	Part III

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
Forward-looking statements include, but are not limited to, statements with respect to the nature of our strategy and capabilities, the vertical and regional expansion of our market and business opportunities, and the expansion of our product offerings in the future. Statements that include words like “believe,” “expect,” “anticipate,” “intend,” “plan,” “goal”, “seek,” “estimate,” “could,” “potentially” or similar expressions are forward-looking statements and reflect future predictions that may not be correct, even though we believe they are reasonable. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict or are beyond our control. A number of important factors could cause actual outcomes and results to differ materially from those expressed in these forward-looking statements. Consequently, readers should not place undue reliance on such forward-looking statements. In addition, these forward-looking statements relate to the date on which they are made.
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
Operational Risks
•A material disruption from our contract manufacturers or suppliers, or our inability to obtain a sufficient supply of products from alternate suppliers, could cause us to be unable to meet customer demands or increase our costs.
•Any continued reliance on contract manufacturers and suppliers exposes us to product quality and variable cost risks.
•Our results depend on the timely availability of raw materials, components, and commodities at acceptable prices.
•If we do not manage or control the quality of our products, we may be unable to meet customer demands and incur higher costs.
•Our planned investment in manufacturing and supply chain assets exposes us to execution risks.

Risks Related to Our Business in China
•Failure to meet the PRC government’s complex regulatory requirements on and significant oversight over our business operation could result in a material adverse change in our operations and the value of our securities.
•We may rely on dividends and other distributions on equity paid by our PRC subsidiary to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC subsidiary to make payments to us could have a material and adverse effect on our ability to conduct our business.

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

Strategic Risks
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
•Changes in U.S. administrative policy, including changes to existing trade agreements and any resulting changes in international relations, could adversely affect our financial performance.

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
The Company began as a software company designing vehicle patterns used to produce cut-to-fit protective film for headlights and painted surfaces of automobiles. In 2007, we began selling automotive paint protection film products to complement our software business. As paint protection film technology improved and became more durable, awareness and adoption of paint protection film continued to increase, driving significant industry growth over the last several years. Initial adoption of paint protection film came primarily from luxury car enthusiasts in the United States and Canada. These enthusiasts were primarily served by a growing automotive aftermarket of independent installers of automotive paint protection and window films. Internationally, nascent demand began to build as awareness and adoption in the United States and Canada continued to increase. Over the last few years, new car dealership interest in the product increased due to their exposure to the aftermarket installer network, while OEM interest in the product increased through their exposure to the new car dealerships who were selling the product.
Our strategy initially centered on how best to serve and grow our network of independent installers in the US and Canada and to sell products internationally through independent distributors while simultaneously building and enhancing the XPEL brand. This “best-in-class” service strategy was then extended to new car dealerships and OEMs. Internationally, while our initial market entry has primarily been through indirect distribution, we desire to ultimately sell directly to the majority of the top 25 car markets in the world, which is an important element of our acquisition strategy. To that end, we have acquired distributors in several international markets including India, Thailand, Japan and, most recently, China.
Surface and Paint Protection Film: Our primary products are paint and surface protection films. Most of the products sold are for automotive applications. Paint protection film, our flagship product, is a self-adhesive film designed to be applied to painted surfaces of automobiles and other surfaces. We offer both clear and colored paint protection film as well as a variety of product lines each with their own unique characteristics, warranties and intended uses. Surface and paint protection film sales represented approximately 52.4% of our consolidated revenue for the year ended December 31, 2025.
Automotive Window Film (or Tint): We sell several lines of automotive window or tint films, primarily under the XPEL PRIME brand name, which exhibit a range of performance characteristics and appearances. Automotive window film sales represented approximately 16.6% of our consolidated revenue for the year ended December 31, 2025.
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
Services
Installation Services: We offer installation services for the installation of all of our products through our various sales channels. We have over 640 installation technicians who are highly trained to install our products effectively and efficiently. Installation labor revenue represented approximately 18.3% of our consolidated revenue for the year ended December 31, 2025.
Software: A key component of our product offering is our Design Access Platform (“DAP”). DAP is a proprietary SAAS platform and database consisting of over 90,000 vehicle applications used by the Company and its customers to cut automotive protection film into vehicle panel shapes for both paint protection film and window film products.
We commit significant resources to keep the pattern database updated with a goal toward having a pattern for every panel of every vehicle. When new vehicle models are introduced to the market, we strive to create the pattern as soon as practicable. Our patterns and software increase installer efficiency and reduce waste.
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
XPEL also continues to expand its delivery channels by acquiring select installation facilities in key markets and international partners to enhance our global reach. As we expand globally, we strive to tailor our distribution model to adapt to target markets. We believe this flexibility allows us to penetrate and grow market share more efficiently. During 2025, we completed five acquisitions in furtherance of this objective. We believe our channel strategy uniquely positions us to be wherever the demand takes us and is a key part of our ability to drive sustained growth.
Historically, the Company has pursued an “asset-light” manufacturing model whereby third-party suppliers and manufacturers have been used to supply the Company with the majority of its products. Moving forward, to further enhance our core business, we will be investing in manufacturing and supply chain assets in order to drive lower costs and better control the quality of our products.
Sales and Distribution
We sell and distribute our products through independent installers, new car dealerships, third-party distributors, Company-owned installation centers, OEMs, Protex Canada’s franchisees, and online.
Independent After-market Installers
We offer complete turn-key solutions, which include XPEL protection films, installation training, access to our proprietary DAP software, marketing support and lead generation to independent after-market installers. For the year ended December 31, 2025, approximately 51% of the Company’s consolidated revenue was through this channel.
We offer a suite of services to complement our products to our aftermarket installer customers and strive to create value for being an XPEL dealer. We provide access to our proprietary DAP software which, in turn, provides access to pattern libraries that enable cutting our films into specific shapes to aid in their installation. We believe that this software greatly enhances installation efficiency and reduces film waste – a valuable feature to our customers, as their highest cost tends to be labor. Increasingly, DAP is used to manage operations for our dealers, including job management, scheduling and inventory tracking. We also provide marketing and lead generation for our customers by featuring them in our dealer locator on our website. To be considered an Authorized Dealer (and thereby have end customers referred to them), independent installers must employ certified installers and meet other requirements including purchase minimums and more.
New Car Dealerships
Our products are primarily utilized for new cars. As such, new car dealerships will likely be involved in the ultimate sale of our products and services. New car dealerships have multiple options to sell our products:
•outsourcing the installation of film to the after-market which is the most common option;
•developing an in-house program where the dealerships hire and train their own employees to install the product (which is purchased directly from us); or,
•utilizing third-party labor to install the product in the dealership facility either on a pre-load basis or after the sale.

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
Distributors
In various parts of the world, XPEL operates primarily through third-party distributors under written agreements with the Company to develop a market or a region under our supervision and direction. These distributors may sell to other distributors or customers who ultimately install the product on an end customer’s vehicle. Due to the nature of this channel, product margins are generally less than other channels. For the year ended December 31, 2025, approximately 16% of the Company’s consolidated revenue was through this channel.
Company-Owned Installation Centers
XPEL operates 34 Company-owned installation centers: fourteen in the United States, nine in Canada, two in both India and Taiwan, and one each in the United Kingdom, Germany, Australia, Mexico, Japan, Thailand, and China. These locations serve wholesale and retail customers in their respective markets.
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
Online Sales
XPEL offers certain products such as paint protection kits, car wash products, after-care products and installation tools sold via its website, other websites and marketplaces such as Amazon.com. Revenues from this channel are negligible, but we believe that by offering these products on our website, we increase brand awareness.
Research and Development
Our research and development activities are central to our competitive position and long-term growth strategy. We focus our R&D efforts on developing innovative protective film technologies, enhancing product performance characteristics, and improving manufacturing processes across our paint protection film, automotive tint, and architectural tint product lines.

Product Development Initiatives
Our R&D team is dedicated to advancing the performance, durability, and aesthetic qualities of our protective film products. Key areas of focus include the development of self-healing polyurethane and polymer technologies for our paint protection films, enhanced optical clarity and heat rejection capabilities for our automotive and architectural tint products, and improved adhesive formulations that facilitate installation while ensuring long-term bonding performance. We also invest in developing products with superior resistance to yellowing, cracking, and delamination under prolonged environmental exposure, including UV radiation and temperature fluctuation.
Collaboration and Intellectual Property
We collaborate with third-party research institutions, materials science laboratories, and technology partners to supplement our internal R&D capabilities and remain at the forefront of protective film innovation. We protect our proprietary technologies through a combination of patents, trade secrets, and confidentiality agreements. We believe our intellectual property portfolio provides meaningful competitive advantages, although we cannot assure you that our intellectual property rights will not be challenged or circumvented by competitors or other third parties.
Future Initiatives
Looking ahead, we plan to continue investing in next-generation protective film technologies, including films with enhanced environmental sustainability profiles, advanced ceramic and nano-particle infused tint products, and smart film technologies capable of dynamic light and heat modulation. We believe that continued investment in research and development will be essential to maintaining our market position and responding to evolving customer and regulatory requirements.
Competition
The Company principally competes with other manufacturers and distributors of automotive protective film products. While the Company considers itself a product company competing with other product companies, the Company believes its suite of services which accompany the Company’s product offerings including its software, marketing and lead generation to its customers and customer service provide for substantial differentiation from its competitors. Within the market for surface and paint protection film, our principal competitors include Eastman Chemical Company (under the LLumar and Suntek brands), numerous suppliers in Korea and China and several other smaller companies. For more information, see Risk Factors — The after-market automotive product supply business is highly competitive. Competition presents an ongoing threat to the success of our Company.
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
Manufacturing and Supply Chain
During 2025, the Company’s products were sourced from a number of suppliers or manufactured by various third-party contract manufacturers. The Company’s film products (including paint protection film and automotive and architectural window films) are produced using various roll-to-roll manufacturing processes. The Company conducts many conversion operations including quality assurance, inspection, rewinding, boxing and packaging for many of its products at its facilities around the world.

The Company’s product lines continue to grow and include both film and non-film products. The products fall into the following categories:
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
Moving forward, the Company has determined that it will invest in manufacturing and supply chain assets which will complement the third party manufacturers for certain products. These investments are expected to lower costs, improve quality and maximize logistical manufacturing efficiency.
The loss of our relationship with any of our suppliers or contract manufacturers could result in the delay of the manufacture and delivery of some of our automotive film products. For more information, see Risk Factor—A material disruption from our contract manufacturers or suppliers, or our inability to obtain a sufficient supply of product from alternate suppliers, could cause us to be unable to meet customer demands or increase our costs and Risk Factor - Our planned investment in manufacturing and supply chain assets exposes us to execution risks..
Government Regulation and Legislation
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
China
We also operate through a majority‑owned subsidiary organized in the People’s Republic of China (“PRC”). The following summary describes certain material laws and regulations applicable to our operations, including those affecting our PRC subsidiary, our employees in China, and our sales into the PRC market. Given the pace of regulatory change in the PRC, the U.S.‑China bilateral environment, and global trade and data governance frameworks, new or revised laws could impose additional requirements or restrictions on our business.
Corporate, Foreign Investment and Operating Permissions in the PRC
Foreign investment in the PRC is regulated by the Foreign Investment Law and related implementing regulations, together with the Special Administrative Measures (Negative List) for Foreign Investment Access. Our current activities are not on the Negative List and are conducted through a majority‑owned PRC subsidiary, subject to customary corporate registrations and licenses. Certain sectors may require additional filings or approvals with competent authorities such as the Ministry of Commerce, the State Administration for Market Regulation and local bureaus. If our business scope changes or if the Negative List is revised to include our activities, we could be required to obtain additional permissions or restructure certain operations.

Employment, Labor and Social Insurance in the PRC
Our PRC subsidiary employs PRC nationals and is subject to the PRC Labor Contract Law and implementing rules governing employment contracts, working hours, wages, termination and severance. We are also required to make contributions to social insurance and housing funds for employees in accordance with national and local regulations. Non‑compliance can result in fines, back payments and other administrative penalties.
PRC Data, Cybersecurity and Privacy Requirements
Our PRC operations collect, process and transmit data in the ordinary course of business. The PRC Cybersecurity Law, Data Security Law and Personal Information Protection Law impose obligations relating to data security, classification and protection, personal information processing, cross‑border data transfers, security assessments and potential cybersecurity review by the Cyberspace Administration of China (“CAC”). Depending on the volume and nature of data processed, or the classification of our systems as “critical information infrastructure,” we may be required to complete filings, certifications or security assessments before transferring certain data outside the PRC or before listing‑related activities that implicate cybersecurity review thresholds.
PRC Foreign Exchange, Cash Management and Dividend Remittance
The PRC maintains a foreign exchange control system administered by the State Administration of Foreign Exchange (“SAFE”). Our ability to receive dividends or intercompany payments from our PRC subsidiary is subject to PRC regulations on profit distribution, tax clearance and SAFE registration, and may require conversion of Renminbi (“RMB”) into foreign currency at authorized banks. PRC law also imposes restrictions on loans, guarantees and certain related‑party transactions.
Product Compliance, Licensing and Industry‑Specific Regulation
We must comply with national standards, product certification, labeling and safety requirements applicable to our products in the PRC, as well as obtain any sector‑specific permits required for manufacturing, distribution or after‑sales services. Regulatory regimes differ by industry and may be revised with limited advance notice. Market entry and continued sales may depend on obtaining and maintaining approvals such as China Compulsory Certification or other sectoral clearances.
Supply Chain, Human Rights and Customs
To the extent our supply chain includes PRC‑sourced components or manufacturing, we are subject to evolving import, customs, human rights and forced‑labor‑related measures that can affect shipment clearance and supplier selection.
Government Influence and Evolving Regulatory Environment
PRC laws and policies are subject to rapid change and may be applied with significant administrative discretion. Government actions to guide industry development, promote national initiatives, adjust foreign investment policies, strengthen data governance, or address public interest concerns can affect our operations, contractual arrangements, workforce and cross‑border activities.
The foregoing summary does not purport to be exhaustive and is qualified in its entirety by reference to applicable statutes and regulations. Additional information about related risks appears in Item 1A, “Risk Factors.”

Recycling
The Company strives to be a good steward of the environment. The Company recycles plastic cores, film waste, corrugated boxes and other material related to our conversion operations. We utilize third-party software to monitor our progress on this objective.
Intellectual Property and Brand Protection
We own intellectual property rights, including numerous patents, licenses, copyrights and trademarks, that support key aspects of our brand and products. We believe these intellectual property rights, combined with our brand name and reputation, provide us with a competitive advantage. We protect our intellectual property rights in the United States and many international jurisdictions.
We aggressively pursue and defend our intellectual property rights to protect our distinctive brand and products, although we cannot assure you that our intellectual property rights will not be challenged or circumvented by competitors or third parties. We have processes and procedures in place to identify and protect our intellectual property assets on a global basis. We utilize legal and brand protection resources to initiate claims and litigation to protect our intellectual property assets. In the future, we intend to continue to seek intellectual property protection for our products and enforce our rights against those who infringe on these valuable assets.
Human Capital Resources
On December 31, 2025, the Company employed approximately 1,337 people (full-time equivalents), with approximately 729 employed in the United States and 608 employed internationally. We believe that the ability to recruit, retain, develop, protect and fairly compensate our global workforce greatly contributes to the Company’s success.
The Company’s culture is driven by certain principles:
•humility;
•ownership and accountability;
•celebrate and recognize achievement;
•inclusion and belonging; and
•having a “NO TOMORROW” attitude in your daily activities.
These principles are known as “XPEL Behaviors” and are incorporated into employee performance reviews.
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
The Company makes its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports (and amendments to those reports) filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act, available on the Company’s website as soon as reasonably practicable after the Company electronically files or furnishes such materials with the Securities and Exchange Commission or, “SEC”. Interested persons can view such materials without charge under the “Investor Relations” section and then by clicking “Corporate Filings / Financial Results” on the Company’s web site. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information about SEC registrants, including XPEL.
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
Any continued reliance on contract manufacturers and suppliers exposes us to product quality and variable cost risks.
We rely on the ability of contract manufacturers and suppliers to deliver adequate supplies of quality film. If contract manufacturers and suppliers are unable to deliver products that meet quality standards, we may lack recourse or the ability to make the quality improvements ourselves.
If we do not manage or control the quality of our products, we may be unable to meet customer demands and incur higher costs .
We are generally responsible for the quality of our products manufactured at third party manufacturers or our own facilities. We may have limited recourse to third party manufacturers for the costs of quality or we may incur higher costs if we do not control or manage quality issues in our own facilities.
Our results depend on the timely availability of raw materials, components, and commodities at acceptable prices.
Our results depend on the timely availability of raw materials, components, and commodities at acceptable prices. We source key inputs from a limited number of suppliers and, in some cases, from single‑source or sole‑source suppliers. Disruptions arising from supplier financial distress, capacity constraints, quality issues, labor shortages, geopolitical events, trade restrictions, sanctions, pandemics, natural disasters, or transportation bottlenecks may lead to shortages, extended lead times, production delays, and increased costs that we may not be able to pass through to customers. Volatility in prices for resins, chemicals, energy, and freight can compress margins, especially under fixed‑price or long‑term contracts. Changes in tariffs and trade policies affecting automotive parts and accessories, port congestion, container availability, and customs detentions can delay imports and increase costs. If a significant supplier is located in a region subject to political instability, export controls, or forced‑labor enforcement actions, our ability to source on expected timelines could be adversely affected.
Our planned investment in manufacturing and supply chain assets exposes us to execution risks.
Pursuant to our decision to invest in manufacturing and supply chain assets, our capital requirements and capital allocation decisions will fundamentally change which may introduce additional operational, environmental and other risks. In addition, the Company may lack the experience or appropriate personnel to manage these assets effectively.

We are subject to extensive environmental, health, and safety laws and regulations governing emissions, discharges, waste management, hazardous materials, chemical registration, and worker protection.
We are subject to extensive environmental, health, and safety laws and regulations governing emissions, discharges, waste management, hazardous materials, chemical registration, and worker protection. Compliance can require significant capital and operating expenditures and may become more costly as standards tighten. Past or future releases of hazardous substances at our sites or third‑party locations could result in investigations, cleanup obligations, fines, penalties, or third‑party claims. Workplace accidents or occupational exposure incidents could disrupt operations, lead to civil or criminal liabilities, increase insurance costs, and damage our reputation. We may also be subject to extended producer responsibility or take‑back obligations for products such as batteries, tires, and packaging.
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

If we are unable to successfully manage these and other employee-related risks, our business, financial condition and results of operations could be materially affected.
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
Increased regulatory scrutiny of dealerships that inhibit or change their selling process or how they interface with consumers could impact our revenue.
Dealerships are subject to changes in regulatory rules, or requirements proposed or imposed by the Federal Trade Commission, Consumer Protection Agency or States Attorney Generals, that could change industry-accepted practices with regard to sales and/or offering of accessories to consumers. Such changes could impact the offering of our products as accessories or prohibit such offerings which could adversely impact our revenue.
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
With the completion of the China Acquisition, we are now subject to certain additional risks including:
Failure to meet the PRC government’s complex regulatory requirements on and significant oversight over our business operation could result in a material adverse change in our operations and the value of our securities.
We have a robust distribution network located in China. The PRC government has significant authority to influence and intervene in the China operations of an offshore holding company, such as XPEL, at any time. Accordingly, our business, prospects, financial condition, and results of operations may be influenced to a significant degree by political, economic, and social conditions in China generally.
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

Risks Related to Our Majority but Not Wholly-Owned Subsidiary in China.
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
Regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from making loans to or make additional capital contributions to our PRC subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand our business.
We are a US company conducting our operations in China primarily through our PRC subsidiaries. We may make additional capital contributions or loans to our PRC subsidiaries, which are treated as foreign invested enterprises under laws of mainland China. Any loans by us to our PRC subsidiaries are subject to regulations and foreign exchange loan registrations in mainland China. For example, with respect to the registration, loans by us to our PRC subsidiaries to finance their activities cannot exceed statutory limits and must be registered with the local counterpart of the PRC State Administration of Foreign Exchange, or SAFE, or filed with SAFE in its information system; with respect to the outstanding amounts of loans, (i) if the PRC subsidiaries adopt the traditional foreign exchange administration mechanism, the outstanding amount of loans shall not exceed the difference between the total investment and the registered capital of the PRC subsidiaries; and (ii) if the PRC subsidiaries adopt the relatively new foreign debt mechanism, the risk-weighted outstanding amount of loans shall not exceed 200% of the net asset of the PRC subsidiaries. We may also finance our PRC subsidiaries by means of capital contributions. These capital contributions must be registered with the State Administration for Market Regulation or its local counterparts, and shall be concurrently reported to the Ministry of Commerce through its information reporting and submission system. Pursuant to the Circular on the Reforming of the Management Method of the Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, or SAFE Circular 19, which became effective on June 1, 2015 and was last amended on December 30, 2019, and the Circular of the State Administration of Foreign Exchange on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement of Capital Accounts, or SAFE Circular 16, which was promulgated in June 2016, foreign-invested enterprises may either continue to follow the current payment-based foreign currency settlement system or choose to follow the “conversion-at-will” system for foreign currency settlement. SAFE Circular 19 and SAFE Circular 16, therefore, have substantially lifted the restrictions on the use by a foreign-invested enterprise of its RMB registered capital, foreign debt and repatriated funds raised through overseas listing converted from foreign currencies. Nevertheless, SAFE Circular 19 and SAFE Circular 16 reiterate the principle that RMB converted from the foreign currency-denominated capital of a foreign invested company may not be directly or indirectly used for purposes beyond its business scope and prohibit foreign-invested companies from using such RMB fund to provide loans to persons other than affiliates unless otherwise permitted under their business scopes.
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
In addition, the SAFE has issued circulars concerning employees’ share-based awards. Under these circulars, employees working in China who exercise share options and SARs, or whose restricted shares, RSUs or PSUs vest, will be subject to Chinese individual income tax. The Chinese subsidiaries of an overseas listed company has obligations to file documents related to employees’ share-based awards with relevant tax authorities and to withhold individual income taxes of those employees related to their share-based awards. Although we currently intend to withhold income tax from our Chinese employees in connection with any exercise of options and SARs and the vesting of their restricted shares, RSUs and PSUs, if the employees fail to pay, or our Chinese subsidiaries fail to withhold, their income taxes according to relevant laws, rules and regulations, our Chinese subsidiaries may face sanctions imposed by the tax authorities or other Chinese government authorities.
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
We have been using, and plan to continue to use, digital technologies to improve the customer experience and drive sales growth. We, directly or indirectly, receive and maintain certain personal information about our customers in various information systems that we maintain and in those maintained by third-party service providers when, for example, receiving orders through mobile or online platforms, accepting digital payments, operating loyalty programs and conducting digital marketing programs. Our information technology systems, such as those we use for administrative functions, including human resources, payroll, accounting and internal and external communications, can contain personal, financial or other information of our employees. We also maintain important proprietary and other confidential information related to our operations and identifiable information about our franchisees. As a result, we face risks inherent in handling and protecting large volumes of information.
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
Our operating results can be adversely affected by inflation, tariffs, changes in the cost or availability of raw materials, labor, energy, transportation and other necessary supplies and services.
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
Increased regulatory scrutiny of dealerships that inhibit or change their selling process or how they interface with consumers could impact our revenue.
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
Changes in OEM accessorization strategies or production volumes could impact our business.
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
Our intellectual property, particularly our patterns, is susceptible to being copied without our authorization. In addition, the Company is routinely exposed to trademark infringement and attempts to counterfeit our products. We maintain an aggressive approach to defending our intellectual property. If we are unable to adequately protect our intellectual property or if our patterns become widely available without our permission, our revenue could be impacted.
We must conduct research and development activities to improve our existing products and services and to introduce new products and services.
Our competitiveness depends on our ability to innovate, scale new materials and processes, and introduce new products that meet customer requirements on cost, performance, and reliability. Development delays, technical hurdles, or lower‑than‑expected yields can miss customer windows, reduce expected returns, or lead to write‑offs of capitalized development or tooling. Rapid technological change, shorter product life cycles, and substitution by alternative materials or processes can erode our market positions. Our products must be engineered to fit specific vehicle applications; inaccuracies in fitment data, electronic catalog content, or application coverage can lead to installation difficulties, elevated returns, warranty claims, and reputational damage
If changes to our existing products or introduction of new products or services do not meet our customers’ expectations or fail to generate revenue, we could lose our customers or fail to generate any revenue from such products or services and our business may be harmed.
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

Strategic Risks
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
Our business strategy is expected to continue to include acquiring businesses and making investments that complement our existing business. We expect to analyze and evaluate the acquisition of strategic businesses, including manufacturing assets, or product lines with the potential to strengthen our industry position or enhance our existing set of product and service offerings. We may not be able to identify suitable acquisition candidates, obtain financing or have sufficient cash necessary for acquisitions or successfully complete acquisitions in the future. Acquisitions and investments may involve significant cash expenditures, debt issuance, equity issuance, operating losses and expenses. Acquisitions involve numerous other risks, including:
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
Sales outside of the U.S. for the year ended December 31, 2025 accounted for approximately 44.2% of our consolidated revenue. Accordingly, our business is subject to the political, regulatory, economic and other risks that are inherent in operating in numerous countries. These risks include:
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
Our financial statements reflect translation of items denominated in non-U.S. currencies to U.S. dollars. Therefore, if the U.S. dollar strengthens in relation to the principal non-U.S. currencies from which we derive revenue as compared to a prior period, our U.S. dollar-reported revenue and income will effectively be decreased to the extent of the change in currency valuations and vice-versa. Fluctuations in foreign currency exchange rates, most notably the strengthening of the U.S. dollar against other various foreign currencies in markets where we operate, could have a material adverse effect on our reported revenue in future periods. In addition, currency variations could have a material adverse effect on margins on sales of our products in countries outside of the U.S.

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
Legal, Regulatory and Compliance Risks
In addition to the regulatory risks we face in China, we face additional legal, regulatory and Compliance risks including as follows:
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
We sell our products under limited warranties. We have established a liability reserve under these warranties based on a review of historical warranty claims. Our liability reserve for warranties as of the year ended December 31, 2025 was $0.3 million. The warranty reserve may not be sufficient to cover the costs associated with future warranty claims. A significant increase in these costs could adversely affect the Company’s operating results for future periods in which these additional costs materialize. Warranty reserves may need to be adjusted from time to time in the future if actual warranty claim experience differs from estimates. Any of the foregoing matters could have a material adverse effect on the Company’s business, financial condition, operating cash flows and ability to make required debt payments.

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
As a result of changes to U.S. administrative policy, among other possible changes, there may be (i) changes to existing trade agreements; (ii) greater restrictions on free trade generally; and (iii) significant increases in tariffs on goods imported into the United States. It remains unclear what the U.S. administration or foreign governments, including China, Canada, Mexico and India will or will not do with respect to tariffs, the U.S.MCA or other international trade agreements and policies. A trade war, other governmental action related to tariffs or international trade agreements, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently manufacture and sell products or any resulting negative sentiments towards the United States could adversely affect our business, financial condition, operating results and cash flows.
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
As of February 27, 2026, we had 27,604,183 shares of Common Stock outstanding of which 2,584,071 shares were held by affiliates. All of the shares of Common Stock held by affiliates are restricted or controlled securities under Rule 144 promulgated under the Securities Act of 1933 as amended (the “Securities Act”). Sales of shares of Common Stock under Rule 144 or another exemption under the Securities Act or pursuant to a registration statement could have a material adverse effect on the price of our Common Stock and could impair our ability to raise additional capital through the sale of equity securities. Furthermore, all Common Stock beneficially owned by persons who are not our affiliates and have beneficially owned such shares for at least one year may be sold at any time by these existing stockholders in accordance with Rule 144 of the Securities Act. However, there can be no assurance that any of these existing stockholders will sell any or all of their Common Stock and there may be a lack of supply of, or demand for, our Common Stock on The Nasdaq Stock Market. In the case of a lack of supply of our Common Stock offered in the market, the trading price of our Common Stock may rise to an unsustainable level, particularly in instances where institutional investors may be discouraged from purchasing our Common Stock because they are unable to purchase a block of our Common Stock in the open market due to a potential unwillingness of our existing stockholders to sell the amount of Common Stock at the price offered by such investors and the greater influence individual investors have in setting the trading price. In the case of a lack of market demand for our Common Stock, the trading price of our Common Stock could decline significantly and rapidly after our listing.
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
Our directors and officers may have control over us.
Our directors and executive officers, together with their affiliates and related persons, beneficially owned, in the aggregate, approximately 9.4% of our outstanding Common Stock as of February 27, 2026. These stockholders may have the ability to control our operations and direct our policies including the outcome of matters submitted to our stockholders for approval, such as the election of directors and any acquisition or merger, consolidation or sale of all or substantially all of our assets.
Our bylaws provide that the state located in Clark County, Nevada will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our bylaws provide that, with certain limited exceptions, unless we consent in writing to the selection of an alternative forum, the Eighth Judicial District Court of Clark County, Nevada (or, if the Eighth Judicial District Court of Clark County, Nevada does not have jurisdiction, any other state court located within the State of Nevada) will be the sole and exclusive forum for any actions, suits or proceedings, whether civil, administrative or investigative (i) brought in the name or right of the Company or on its behalf, (ii) asserting a claim for breach of any fiduciary duty owed by any current or former director, officer, employee or agent of the Company to the Company or the Company’s stockholders, (iii) any internal action (as defined in Nevada Revised Statutes (“NRS”) 78.046) including any action asserting a claim against the Company arising pursuant to any provision of NRS Chapters 78 or 92A, the articles of incorporation or these Bylaws, or any agreement as to which the NRS confers jurisdiction on the district court of the State of Nevada, (iv) to interpret, apply, enforce or determine the validity of the articles of incorporation or these Bylaws or (v) asserting a claim governed by the internal affairs doctrine. The choice of forum provision does not apply to any actions arising under the Securities Act or the Securities Exchange Act.
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
Macroeconomic developments, such as the impact of the Russo-Ukrainian war, elevated inflation, higher interest rates, restrictive trade policies or the occurrence of events that lead to uncertainty or instability in economic, political or market conditions, could have a material adverse effect on our business, financial condition and results of operations. Political issues and conflicts could have a material adverse effect on our results of operations and financial condition if they affect geographies in which we do business or obtain our materials or components. Wars or conflicts could have a significant adverse impact on regional or global macroeconomic conditions, give rise to regional instability or result in heightened economic tariffs, sanctions and import-export restrictions that may cause material business interruptions or restrict our ability to conduct business with certain suppliers.
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
The Director of Enterprise Systems leads the Company’s cybersecurity program. The Director of Enterprise Systems assesses and manages XPEL’s cyber risk management program, informs senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervises such efforts. The Director of Enterprise Systems manages the third-party service provider engaged to monitor the Company’s cybersecurity environment and is regularly updated by the third-party service provider on the cybersecurity activities. The Director of Enterprise Systems has over 23 years of experience in information technology and is supported by a team with additional relevant experience and related certifications.

The Audit Committee of the Board oversees XPEL’s cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. The Director of Enterprise Systems briefs the Audit Committee on the effectiveness of the Company’s cyber risk management program, typically on a quarterly basis. The Audit Committee reports information about cybersecurity risks to the entire Board of Directors.
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
Item 2. Properties
Our principal office is located in leased premises in San Antonio, Texas. Our operations are conducted in facilities throughout North America, Europe, Asia and Australia. These facilities house production, distribution and operations, installation services, sales and marketing, and administrative functions. A summary of our principal facilities as of December 31, 2025 is set forth in the chart below.

Country or Region	Installation and Sales Locations	Warehouse Locations	Administrative, Training, and Other Locations	Leased Square Footage
United States	20	3	1	349,105
Continental Europe	4	2	3	90,938
Canada	13	4	3	121,342
Mexico	1	1	—	13,659
United Kingdom	1	1	—	14,835
Asia and Asia Pacific	13	6	3	251,229
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
Holders
As of February 27, 2026, there were eight stockholders of record. This number of stockholders does not include shares held in “street name.”
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
The following data and graph show a comparison of the cumulative total stockholder return for XPEL’s Common Stock, the Russell 2000 Index and the S&P 500 Index from December 31, 2020 through December 31, 2025. The data assumes a hypothetical investment of $100 on December 31, 2020 in our Common Stock and each of the indices, and reinvestment of any dividends. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.
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

Purchases of Equity Securities
In May 2025, the Board approved a stock repurchase program that authorized the Company to purchase up to $50 million of the Company’s Common Stock. The timing and amount of shares repurchased will depend on the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities and other factors. The repurchase program may be suspended or discontinued at any time. It is XPEL’s intention to comply with applicable securities laws, including insider trading laws, when engaging in transactions in the Company’s common stock.
The following table provides information relating to our purchases of our Common Stock during the three months ended December 31, 2025:

	Total number of shares (or units) purchased (a)(b)	Average Price paid per share (or unit) (a)(b)	Total number of shares (or units) purchased as part of publicly announced plans or programs (c)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (d)(e)
October 1-31	—	$—	—	$—
November 1-30	78,624	38.16	78,624	46,999,708
December 1-31	—	—	—	—
Total	78,624	$38.16	78,624	$46,999,708
(a)(b) In May 2025, the Company's Board of Directors authorized the Company to repurchase up to $50 million of the Company's common stock. The timing and amount of shares repurchased will depend on the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities and other factors. The repurchase program may be suspended or discontinued at any time.
(c) The repurchase program may be suspended or discontinued at any time.

(d) Shares that may be purchased under the program exclude shares of Common Stock that may be surrendered to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock units and performance stock units issued to employees.
(e) Excludes a 1% excise tax imposed by the Inflation Reduction Act.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
Set forth below is summary financial information for the years ended December 31, 2025, 2024, and 2023. This information is not necessarily indicative of results of future operations, and should be read in conjunction with Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report to fully understand factors that may affect the comparability of the information presented below (dollars in thousands).

	Year Ended December 31,						% Change
	2025	% of Total Revenue	2024	% of Total Revenue	2023	% of Total Revenue	2025 vs. 2024	2024 vs. 2023
Total Revenue	$476,200	100.0%	$420,400	100.0%	$396,293	100.0%	13.3%	6.1%
Total Cost of Sales	275,181	57.8%	243,040	57.8%	233,879	59.0%	13.2%	3.9%
Gross Margin	201,019	42.2%	177,360	42.2%	162,414	41.0%	13.3%	9.2%
Total Operating Expenses	138,370	29.1%	118,213	28.1%	95,442	24.1%	17.1%	23.9%
Operating Income	62,649	13.2%	59,147	14.1%	66,972	16.9%	5.9%	(11.7)%
Other (Income) Expense	(1,412)	(0.3)%	2,369	0.6%	941	0.2%	(159.6)%	151.8%
Income Tax	12,472	2.6%	11,289	2.7%	13,231	3.3%	10.5%	(14.7)%
Net Income	$51,589	10.8%	$45,489	10.8%	$52,800	13.3%	13.4%	(13.8)%
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
The following table is a reconciliation of Net Income to EBITDA for the years ended December 31, 2025, 2024, and 2023 (dollars in thousands):

	2025	% of Total Revenue	2024	% of Total Revenue	2023	% of Total Revenue
Net Income	$51,589	10.8%	$45,489	10.8%	$52,800	13.3%
Interest	83	—%	996	0.2%	1,248	0.3%
Taxes	12,472	2.6%	11,289	2.7%	13,231	3.3%
Depreciation	6,264	1.3%	5,820	1.4%	4,534	1.1%
Amortization	6,990	1.5%	5,877	1.4%	5,059	1.3%
EBITDA	$77,398	16.3%	$69,471	16.5%	$76,872	19.4%

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

Results of Operations
This section of this Annual Report on Form 10-K generally discusses the years ended December 31, 2025 and 2024 and year-over-year comparisons between those years. Discussions of the periods prior to the year ended December 31, 2024 that are not included in this Annual Report on Form 10-K are found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 and the discussion therein for the year ended December 31, 2024 compared to the year ended December 31, 2023 is incorporated by reference into this Annual Report.
The following tables summarize revenue results for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,			% Change		% of Total Revenue
	2025	2024	2023	2025 vs 2024	2024 vs 2023	2025	2024	2023
Product Revenue
Paint protection film	$249,401	$226,710	$229,880	10.0%	(1.4)%	52.4%	53.9%	58.0%
Window film	94,544	77,666	67,951	21.7%	14.3%	19.9%	18.5%	17.1%
Other	15,910	14,473	13,575	9.9%	6.6%	3.3%	3.4%	3.5%
Total	$359,855	$318,849	$311,406	12.9%	2.4%	75.6%	75.8%	78.6%

Service Revenue
Software	$8,729	$8,061	$6,518	8.3%	23.7%	1.8%	1.9%	1.6%
Cutbank credits	16,530	17,015	17,626	(2.9)%	(3.5)%	3.5%	4.0%	4.4%
Installation labor	87,049	74,478	58,477	16.9%	27.4%	18.3%	17.7%	14.8%
Other	4,037	1,997	2,266	102.2%	(11.9)%	0.8%	0.6%	0.6%
Total	$116,345	$101,551	$84,887	14.6%	19.6%	24.4%	24.2%	21.4%

Total	$476,200	$420,400	$396,293	13.3%	6.1%	100.0%	100.0%	100.0%
Because many of our international customers require us to ship their orders to freight forwarders located in the United States, we cannot be certain about the ultimate destination of the product. The following table represents our estimate of sales by geographic regions based on our understanding of ultimate product destination based on customer interactions, customer locations and other factors for the years ended December 31, 2025 and 2024 (dollars in thousands):

	Year Ended December 31,		%	% of Total Revenue
	2025	2024	2025 vs 2024	2025	2024
United States	$265,756	$240,569	10.5%	55.8%	57.2%
Canada	49,545	52,139	(5.0)%	10.4%	12.4%
North America	315,301	292,708	7.7%	66.2%	69.6%
China	39,921	24,148	65.3%	8.4%	5.7%
Asia Other	20,895	16,825	24.2%	4.4%	4.0%
Asia Pacific	60,816	40,973	48.4%	12.8%	9.7%
EU, UK, and Africa	64,095	53,983	18.7%	13.5%	12.9%
India and Middle East	24,984	21,072	18.6%	5.2%	5.0%
Latin America	11,004	11,664	(5.7)%	2.3%	2.8%
Total	$476,200	$420,400	13.3%	100.0%	100.0%

Revenue
Product Revenue. Product revenue increased 12.9% during the year ended December 31, 2025 as compared to 2024 and represented 75.6% of our consolidated 2025 revenue. Within this category, revenue from our paint protection film product line increased 10.0% as compared to the prior year and represented 52.4% of total consolidated revenue for the year ended December 31, 2025. The total increase in paint protection film sales was due to increased demand for our film products across multiple regions.
Revenue from our window film product line grew 21.7% during the year ended December 31, 2025 and represented 19.9% of our consolidated annual 2025 revenue. This increase was driven by continued demand resulting from increased product adoption in multiple regions for automotive window film. Our windshield protection film revenue for the year ended December 31, 2025 was $7.0 million and represented 7.4% of total window film revenue and 1.5% of total consolidated revenue. Our windshield protection film product was launched during the fourth quarter 2024.
Other product revenue for the year ended December 31, 2025 grew 9.9% to $15.9 million and represented 3.3% of total consolidated revenue. This increase was driven by an increase in demand for our non-film related products such as ceramic coating, plotters, chemicals and other film installation tools and accessories.
Geographically, we experienced continued growth in most of our regions during the year ended December 31, 2025 including growth of 65.3%, 24.2%, and 18.7% in China, Asia-Other, and EU/UK/Africa respectively. Additionally, we saw 10.5% growth in the US region, our largest market. The increase in China was driven primarily by increased demand and incremental direct revenue resulting from the completion of the acquisition of our China distributor late in the third quarter 2025. Other increases were primarily due to increasing product awareness and adoption.
Service revenue. Service revenue consists of revenue from fees for DAP software access, cutbank credit revenue, which represents the value of pattern access provided with eligible product revenue, revenue from the labor portion of installation sales in our Company-owned installation centers, revenue from our dealership services business and revenue from training services provided to our customers. During 2025, service revenue grew 14.6% over service revenue for the year ended December 31, 2024.
Within the service revenue category, software revenue increased 8.3% during the year ended December 31, 2025. This increase was due to an increase in total subscribers to our DAP software. Installation labor revenue increased 16.9% from the year ended December 31, 2024, due mainly to strong demand across our dealership service and OEM businesses.
Total installation revenue (labor and product combined) for the year ended December 31, 2025 increased 17.0% over the year ended December 31, 2024. These increases were primarily due to increased demand across our dealership services and OEM networks. Adjusted product revenue, which combines the cutbank credit revenue service component with product revenue, increased by 12.1% from the year ended December 31, 2024 due mainly to the same factors described above.
Cost of Sales
Cost of sales consists of product costs and the costs to provide our services. Product costs consist of material costs, certain personnel costs, shipping costs, warranty costs and other costs related to providing products to our customers. Cost of service includes the labor costs associated with installation of product in our Company-owned facilities and across our dealer-service network, costs of labor associated with pattern design for our film-cutting software and the costs incurred to provide training for our customers. Product costs in the year ended December 31, 2025 increased 12.1% over the year ended December 31, 2024, commensurate with the growth in product revenue. Cost of service revenue grew 18.4% during the year ended December 31, 2025, commensurate with the related serviced revenue growth. Refer to the Gross Margin section below for discussion of this cost relative to revenue.

Gross Margin
The following table summarizes gross margin for product and services for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,			% Change		% of Category Revenue
	2025	2024	2023	2025 vs 2024	2024 vs 2023	2025	2024	2023
Product	$135,888	$119,058	$113,398	14.1%	5.0%	37.8%	37.3%	36.4%
Service	65,131	58,302	49,016	11.7%	18.9%	56.0%	57.4%	57.7%
Total	$201,019	$177,360	$162,414	13.3%	9.2%	42.2%	42.2%	41.0%
Product gross margin for the year ended December 31, 2025 increased approximately $16.8 million, or 14.1%, over the year ended December 31, 2024 and represented 37.8% and 37.3% of total product revenue for the years ended December 31, 2025 and 2024, respectively. The increase in product gross margin percentages was primarily due to decreases in product costs, favorable changes in product mix and improved operating leverage.
Service gross margin increased approximately $6.8 million for the year ended December 31, 2025, and represented 56.0% and 57.4% of total service revenue for the years ended December 31, 2025 and 2024, respectively. The decrease in service gross margin percentage was primarily due to a higher percentage of lower margin installation labor revenue relative to other higher margin service revenue components.
Operating Expenses
Sales and marketing expenses for the year ended December 31, 2025 increased 19.4% compared to 2024. These expenses represented 10.7% and 10.2% of consolidated revenue for the years ended December 31, 2025 and 2024, respectively. This increase was due mainly to increased personnel, and additional marketing projects including sponsorships and increased marketing efforts to dealerships and end customers.
General and administrative expenses for the year ended December 31, 2025 increased 15.7% compared to 2024. These costs represented 18.3% and 17.9% of total consolidated revenue for the years ended December 31, 2025 and 2024, respectively. The increase was due mainly to increases in personnel costs, occupancy costs, depreciation and amortization primarily related to acquisitions and acquisition-related professional fees.
Interest Expense
Interest expense decreased from $1.0 million to $0.1 million in the year ended December 31, 2025 compared to the year ended December 31, 2024. This decrease was due to limited drawdowns on our debt facility throughout the year.
Income Tax Expense
Our provision for income taxes was $12.5 million in the year ended December 31, 2025 as compared to $11.3 million in the year ended December 31, 2024. Our effective income tax rates for the years ended December 31, 2025 and 2024 were 19.5% and 19.9%, respectively. See Note 15 of the Notes to our Consolidated Financial Statements for further information.
Net Income
Net income for the year ended December 31, 2025 increased by 13.4% to $51.6 million.

Liquidity and Capital Resources
The primary sources of liquidity for our business are available cash and cash equivalents, cash flows provided by operations, and borrowings under our credit facilities. As of December 31, 2025, we had cash and cash equivalents of $50.9 million, and we had approximately $128.3 million in funds available under our credit facilities. For the year ended December 31, 2025, cash flows provided by operations were $66.9 million. We expect to continue to have sufficient access to cash to support working capital needs, capital expenditures (including acquisitions), and to pay interest and service debt. We believe we have the ability and sufficient resources to meet these cash requirements by using available cash, internally generated funds and borrowing under committed credit facilities. We are focused on continuing to generate positive operating cash to fund our operational and capital investment initiatives. We believe we have sufficient liquidity to operate for at least the next 12 months from the date of filing this Annual Report.
Operating activities. Cash flows provided by operations totaled approximately $66.9 million for the year ended December 31, 2025, compared to $47.8 million for the year ended December 31, 2024. The increase in operating cash flows for the year ended December 31, 2025 was mainly due to an increase in net income, reduced inventory purchases, and an increase in accounts payable and other accrued liabilities due to normal payment cycle timing offset by increased accounts receivable related to increased revenue and approximately $5.5 million resulting from a transition services agreement related to our China acquisition
Investing activities. Cash flows used in investing activities totaled approximately $33.8 million during the year ended December 31, 2025 compared to cash used of $18.4 million for the year ended December 31, 2024. This increase in cash used was due primarily to an increase in acquisition activity primarily related to our China acquisition during the year ended December 31, 2025.
Financing activities. Cash flows used in financing activities during the year ended December 31, 2025 totaled approximately $3.7 million compared to cash used of $19.3 million in the prior year. This change was due primarily to the timing of repayments on our credit facility, which was fully repaid in 2024.
Balances outstanding on contingent liabilities and debt totaled approximately $20.0 million and $2.1 million as of December 31, 2025 and December 31, 2024, respectively.
Future liquidity and capital resource requirements
We expect to fund ongoing operating expenses, capital expenditures, acquisitions, interest payments, tax payments, credit facility maturities, future lease obligations, and payments for other long-term liabilities with cash flow from operations and borrowings under our credit facility. In the short-term, we are contractually obligated to make lease payments and make payments on contingent liabilities related to certain completed acquisitions. In the long-term, we are contractually obligated to make lease payments, for contingent liabilities, and for repayment of borrowings on our line of credit. In addition, if an opportunity presents itself, we may sell debt or equity securities, although we may not be able to complete such financing on terms acceptable to us or at all. We believe that we have sufficient cash and cash equivalents, as well as borrowing capacity, to cover our estimated short-term and long-term funding needs.

Credit Facilities
On September 11, 2025, XPEL entered into the Amendment to the Credit Agreement with Wells Fargo Bank, N.A., as Administrative Agent, and other lenders party thereto. The Amendment, among other things, extended the maturity of the Credit Agreement from April 6, 2026 to September 11, 2028. The Credit Agreement provides for secured revolving loans and letters of credit in an aggregate amount of up to $125 million, which is subject to the terms of the Credit Agreement. As of December 31, 2025 and December 31, 2024, the Company had no outstanding balances under this agreement.
Borrowings under the Credit Agreement bear interest, at XPEL’s option, at a rate equal to either (a) Base Rate or (b) Adjusted Term SOFR. In addition to the applicable interest rate, the Credit Agreement includes a commitment fee ranging from 0.20% to 0.25% per annum for the unused portion of the aggregate commitment and an applicable margin ranging from 0.00% to 0.50% for Base Rate Loans and 1.00% to 1.50% for Adjusted Term SOFR Loans. At December 31, 2025, these rates were 6.8% and 4.8%, respectively. Both the margin applicable to the interest rate and the commitment fee are dependent on XPEL’s Consolidated Total Leverage Ratio. The Credit Agreement's maturity date is September 11, 2028.
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

The Company also has a CAD $4.5 million (approximately $3.3 million USD as of December 31, 2025) revolving credit facility through a financial institution in Canada, and is maintained by XPEL Canada Corp., a wholly-owned subsidiary of XPEL. This Canadian facility is utilized to fund the Company's working capital needs in Canada. This facility bears interest at the Royal Bank of Canada’s prime rate plus 0.25% per annum and is guaranteed by the parent company. As of December 31, 2025 and December 31, 2024, the Company had no outstanding balances under the Credit Agreement.
As of December 31, 2025 and December 31, 2024, the Company was in compliance with all debt covenants.
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

Certain of the most critical estimates that require significant judgment are as follows:
Business Combinations
The accounting for a business combination requires the excess of the purchase price for the acquisition over the fair market value of assets acquired to be allocated to the identifiable assets of the acquired entity. Any unallocated portion is recognized as goodwill. We engaged an independent third-party valuation specialist to assist with the fair value allocation of the purchase price paid for our various acquisitions. This required the use of several estimates and assumptions including the customer attrition rate, forecasted cash flows attributable to existing customers, the discount rate for the customer relationship intangible asset and future royalties, contributory asset charges, and forecasted revenue growth rates. Although we believe the assumptions and estimates made were reasonable and appropriate, these estimates require judgment and are based in part on historical experience and information obtained from the management of the acquired entities.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of XPEL, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
China Acquisition - Refer to Notes 1 and 3 to the financial statements
Critical Audit Matter Description
On September 9, 2025, the Company acquired certain assets from its exclusive distributor in China (the “China Acquisition”). The Company accounted for the China Acquisition as a business combination. Accordingly, the purchase price was first allocated to the identifiable assets with the unallocated portion being recognized as goodwill. Management engaged an independent third-party valuation specialist to assist with the fair value allocation of the purchase price.
We identified the purchase price allocation related to the China Acquisition as a critical audit matter because of the estimates and assumptions used to determine the fair value of identifiable assets acquired and liabilities assumed and contingent liabilities included in the purchase price. This required an increased extent of audit effort and specialized skill, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management's estimates and assumptions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the purchase price allocation for the China Acquisition included the following, among others:
· We tested the effectiveness of controls over management's evaluation of the purchase price allocation, including the assumptions and estimates used to determine the fair value of identifiable assets acquired and liabilities assumed and contingent liabilities included in the purchase price.
· We assessed the knowledge, skills, abilities, and objectivity of management's independent third-party valuation specialist.
· We tested the completeness and accuracy of the purchase price allocation and goodwill recognized.

· With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodologies and assumptions and estimates used to determine the fair value of the identifiable assets acquired and liabilities assumed and contingent liabilities included in the purchase price.
· We evaluated the accuracy and completeness of the financial statement presentation and disclosure of the China Acquisition.
/s/ Deloitte & Touche LLP
Austin, Texas
February 27, 2026
We have served as the Company's auditor since 2021.

XPEL, Inc.
Consolidated Balance Sheets
(In thousands except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Current
Cash and cash equivalents	$50,864	$22,087
Accounts receivable, net	49,846	29,146
Inventory, net	122,755	110,904
Prepaid expenses and other current assets	6,651	5,314
Income tax receivable	581	893
Total current assets	230,697	168,344
Property and equipment, net	15,797	17,735
Right-of-use lease assets	21,561	19,490
Intangible assets, net	49,620	34,562
Other non-current assets	5,574	1,350
Goodwill	59,277	44,126
Total assets	$382,526	$285,607
Liabilities
Current
Current portion of notes payable	$59	$63
Current portion of lease liabilities	6,094	4,666
Accounts payable and accrued liabilities	54,289	36,138
Other short-term liabilities	10,558	651
Total current liabilities	71,000	41,518
Deferred tax liability, net	120	469
Other long-term liabilities	9,511	1,810
Non-current portion of lease liabilities	16,710	16,126
Non-current portion of notes payable	—	229
Total liabilities	97,341	60,152
Commitments and Contingencies (Note 16)
Stockholders’ equity
Preferred stock, $0.001 par value; authorized 10,000,000; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,682,807 and 27,651,773 issued, respectively	28	28
Additional paid-in-capital	18,049	15,550
Accumulated other comprehensive loss	(135)	(4,236)
Retained earnings	265,339	214,113
Treasury stock, 78,624 shares at cost	(2,999)	—
Stockholders’ equity	280,282	225,455
Non-controlling interest	4,903	—
Total stockholders’ equity	285,185	225,455
Total liabilities and stockholders’ equity	$382,526	$285,607
See notes to consolidated financial statements.

XPEL, Inc.
Consolidated Statements of Income
(In thousands except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue
Product revenue	$359,855	$318,849	$311,406
Service revenue	116,345	101,551	84,887
Total revenue	476,200	420,400	396,293

Cost of Sales
Cost of product sales	223,967	199,791	198,008
Cost of service	51,214	43,249	35,871
Total cost of sales	275,181	243,040	233,879
Gross Margin	201,019	177,360	162,414

Operating Expenses
Sales and marketing	51,138	42,817	31,788
General and administrative	87,232	75,396	63,654
Total operating expenses	138,370	118,213	95,442

Operating Income	62,649	59,147	66,972

Interest expense	83	996	1,248
Foreign currency exchange (gain)/loss	(1,495)	1,373	(307)

Income before income taxes	64,061	56,778	66,031
Income tax expense	12,472	11,289	13,231
Net Income	$51,589	$45,489	$52,800
Net income attributed to non-controlling interest	363	—	—
Net income attributable to stockholders of the Company	$51,226	$45,489	$52,800

Earnings per share attributable to stockholders of the Company
Basic	$1.85	$1.65	$1.91
Diluted	$1.85	$1.65	$1.91
Weighted Average Number of Common Shares Outstanding
Basic	27,657	27,639	27,622
Diluted	27,683	27,643	27,634

See notes to consolidated financial statements.

XPEL, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Other comprehensive income
Net income	$51,589	$45,489	$52,800
Foreign currency translation	4,101	(3,027)	994
Total comprehensive income	$55,690	$42,462	$53,794
Total comprehensive income attributable to:
Stockholders of the Company	$55,327	$42,462	$53,794
Non-controlling interest	363	—	—
Total comprehensive income	$55,690	$42,462	$53,794

See notes to consolidated financial statements.

XPEL, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss (Income)	Equity Attributable to Stockholders of the Company	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance as of December 31, 2022	27,616	$28	$11,073	$115,824	—	$—	$(2,203)	$124,722	$—	$124,722
Net income	—	—	—	52,800	—	—	—	52,800	—	52,800
Foreign currency translation	—	—	—	—	—	—	994	994	—	994
Stock-based compensation	14	—	1,473	—	—	—	—	1,473	—	1,473
Balance as of December 31, 2023	27,630	$28	$12,546	$168,624	—	$—	$(1,209)	$179,989	$—	$179,989
Net income	—	—	—	45,489	—	—	—	45,489	—	45,489
Foreign currency translation	—	—	—	—	—	—	(3,027)	(3,027)	—	(3,027)
Stock-based compensation	22	—	3,004	—	—	—	—	3,004	—	3,004
Balance as of December 31, 2024	27,652	$28	$15,550	$214,113	—	$—	$(4,236)	$225,455	$—	$225,455
Net income	—	—	—	51,226	—	—	—	51,226	363	51,589
Foreign currency translation	—	—	—	—	—	—	4,101	4,101	—	4,101
Stock-based compensation	31	—	2,499	—	—	—	—	2,499	—	2,499
Purchase of treasury shares	—	—	—	—	(79)	(2,999)	—	(2,999)	—	(2,999)
Minority interest contribution	—	—	—	—	—	—	—	—	4,540	4,540
Balance as of December 31, 2025	27,683	$28	$18,049	$265,339	(79)	$(2,999)	$(135)	$280,282	$4,903	$285,185

See notes to consolidated financial statements.
                                        58

XPEL, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$51,589	$45,489	$52,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	6,264	5,820	4,534
Amortization of intangible assets	6,990	5,877	5,059
Gain on sale of property and equipment	(13)	(49)	(13)
Stock compensation	2,753	3,197	1,640
Provision for credit losses	922	390	243
Deferred income tax	(299)	(2,745)	(921)

Changes in assets and liabilities:
Accounts receivable, net	(20,444)	(5,604)	(7,000)
Inventory, net	11,476	(4,785)	(24,843)
Prepaid expenses and other current assets	(3,887)	(2,154)	604
Income taxes receivable and payable	249	(267)	(1,197)
Accounts payable and accrued liabilities	11,338	2,655	6,478
Net cash provided by operating activities	66,938	47,824	37,384
Cash flows used in investing activities
Purchases of property, plant and equipment	(4,008)	(6,713)	(6,356)
Proceeds from sale of property and equipment	48	40	29
Acquisition of businesses, net of cash acquired	(26,168)	(9,855)	(18,735)
Purchases of long term investments	(2,100)	—	—
Development of intangible assets	(1,550)	(1,876)	(1,291)
Net cash used in investing activities	(33,778)	(18,404)	(26,353)
Cash flows from financing activities
Net payments on revolving line of credit	—	(19,000)	(7,000)
Restricted stock withholding taxes paid in lieu of issued shares	(254)	(193)	(167)
Repayments of notes payable	(243)	(60)	(92)
Payments of deferred acquisition consideration	(161)	—	—
Purchases of treasury shares	(2,999)	—	—
Net cash used in financing activities	(3,657)	(19,253)	(7,259)
Net change in cash and cash equivalents	29,503	10,167	3,772
Foreign exchange impact on cash and cash equivalents	(726)	311	(219)
Increase in cash and cash equivalents during the period	28,777	10,478	3,553
Cash and cash equivalents at beginning of year	22,087	11,609	8,056
Cash and cash equivalents at end of year	$50,864	$22,087	$11,609

Supplemental schedule of non-cash activities
Non-cash acquisition consideration	$24,094	$1,600	$—
Non-cash lease financing	$6,631	$8,701	$4,231
Issuance of Common Stock for vested restricted stock units	$1,171	$1,110	$1,038
Non-cash minority interest contribution	$4,540	$—	$—

Supplemental cash flow information
Cash paid for income taxes	$12,540	$13,617	$15,293
Cash paid for interest	$89	$1,026	$1,240
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
Basis of Presentation - The consolidated financial statements are prepared in conformity with United States Generally Accepted Accounting Principles ("U.S. GAAP") and include the accounts of the Company and its majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated. The functional currency for the Company is the United States ("U.S.") Dollar. The assets and liabilities of each of its majority-owned foreign subsidiaries are translated into U.S. dollars using the exchange rate at the end of the balance sheet date. Revenues and expenses are translated at the average exchange rates for the period. Gains and losses from translations are recognized in foreign currency translation included in accumulated other comprehensive loss in the accompanying consolidated balance sheets
Reclassifications - Certain amounts in the prior period have been reclassified to conform to the current period presentation. Refer to Note 11, Other Short-term Liabilities for more information.
Segment Reporting - The Company's chief operating decision maker (“CODM”) is its Chief Executive Officer. During the year ended December 31, 2025, the Company restructured its reporting to the CODM to include financial information from geographically segmented business units. The Company's CODM reviews geographically segmented data as well as consolidated results on a monthly basis to evaluate performance and make resource allocation decisions. Each geographical segment exhibits similar economic characteristics, shares common products and services, has similar customer types, and uses similar distribution methods. As a result, these segments have been aggregated into a single reportable segment in accordance with the aggregation criteria under ASC 280, Segment Reporting.
Use of Estimates - The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make judgments and estimates and form assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Estimates and underlying assumptions are reviewed on an ongoing basis. Actual outcomes may differ from these estimates under different assumptions and conditions.
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
Accounts Receivable - Accounts receivable are shown net of an allowance for expected credit losses of $0.1 million and $0.2 million as of December 31, 2025 and 2024, respectively. The Company evaluates the adequacy of its allowances by analyzing the aging of receivables, customer financial condition, historical collection experience, the value of any collateral and other economic and industry factors. Actual collections may differ from historical experience, and if economic, business or customer conditions deteriorate significantly, adjustments to these reserves may be required. When the Company becomes aware of factors that indicate a change in a specific customer’s ability to meet its financial

XPEL, Inc.
Notes to Consolidated Financial Statements

obligations, the Company records a specific reserve for credit losses. At December 31, 2025 and 2024, there were no significant accounts receivable concentrations.
Inventory - Inventories of all operating subsidiaries are comprised of film, raw materials used to manufacture film, film installation support products, and supplies. Inventory items are valued at lower of cost or net realizable value, with cost determined on a weighted average cost basis. Inventory costs include those costs directly attributable to products, including materials, labor, shipping, and overhead. The Company regularly evaluates inventory for potential write-downs to reflect declines in value due to discontinued products, slow-moving items, excess quantities, or other factors. Write-downs are recorded when the carrying value exceeds net realizable value, based on historical demand patterns, forecasted usage, estimated customer requirements, and product line updates. These adjustments are recorded within cost of goods sold.
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

Furniture and fixtures	5 years
Computer equipment	3-4 years
Vehicles	5 years
Equipment	5-10 years
Leasehold improvements	shorter of lease term or estimated useful life
Plotters	4 years
The following table presents geographic property, plant and equipment, net of accumulated depreciation, by region as of December 31 (in thousands):

	2025	2024
United States	$11,056	$13,331
Canada	2,440	2,388
Europe	1,243	1,306
Other	931	710
China	127	—
Consolidated	$15,797	$17,735
Goodwill - Goodwill represents the excess purchase price over the fair value of tangible net assets acquired in acquisitions after amounts have been allocated to intangible assets. Goodwill is tested for impairment at the reporting unit level on an annual basis (at December 31) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. During year ended December 31, 2025, the Company restructured its reporting to the CODM leading to the creation of additional reporting units. With the change in its operating segments, the Company reallocated goodwill across its reporting units, utilizing a relative fair value approach. The Company recognized no goodwill impairment in the years ended December 31, 2025, December 31, 2024, or December 31, 2023 and there is no significant accumulated impairment of goodwill from prior years. Refer to Note 6, Goodwill for more information related to goodwill.

XPEL, Inc.
Notes to Consolidated Financial Statements

The following table presents geographic goodwill by region as of December 31 (in thousands):

	2025	2024
United States	$24,811	$24,782
China	12,165	—
Canada	10,392	9,763
Europe	6,084	5,548
Other	5,825	4,033
Consolidated	$59,277	$44,126
Intangible Assets - Intangible assets consist primarily of software, customer relationships, trademarks and non-compete agreements. These assets are amortized over the period of time in which their expected benefits will be realized.
The following table presents geographic intangible assets, net by region as of December 31 (in thousands):

	2025	2024
United States	$20,164	$23,144
China	19,724	—
Canada	3,948	4,420
Europe	3,488	3,657
Other	2,296	3,341
Consolidated	$49,620	$34,562
The following table presents the anticipated useful lives of intangible assets:

Trademarks	10 years
Software	5 years
Trade name	10-15 years
Contractual and customer relationships	9-15 years
Non-compete	3-5 years
Other	2-10 years
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
No impairment was recorded during the years ended December 31, 2025, 2024, or 2023.

XPEL, Inc.
Notes to Consolidated Financial Statements

Other Long-Term Liabilities - The balance presented as other long-term liabilities on the Company’s consolidated balance sheet at December 31, 2025 and 2024 primarily relate to contingent liabilities from acquisitions. These liabilities are revalued at each reporting period. Refer to Note 14 for additional discussion of the valuation of these liabilities.
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
Research and Development - Research costs are charged to operations when incurred. Software development costs, including costs associated with developing software patterns, are expensed as incurred unless the Company incurred these expenses in the development of a new product or long-lived asset. Research and development costs were $2.9 million, $2.9 million, and $2.9 million in the years ended December 31, 2025, 2024 and 2023, respectively.
Advertising costs - Advertising costs are charged to operations when incurred. Advertising costs were $2.9 million, $2.4 million and $1.7 million in the years ended December 31, 2025, 2024 and 2023, respectively.
Provisions and Warranties - We provide warranties on our products. Liability under the warranty policy is based on a review of historical warranty claims. Adjustments are made to the accruals as claims data experience warrant. The following table presents a summary of our warranty liabilities as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Warranty balance at beginning of period	$738	$422
Warranties assumed in period	472	1,551
Payments	(903)	(1,235)
Warranty balance at end of period	$307	$738
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

XPEL, Inc.
Notes to Consolidated Financial Statements

Accumulated Other Comprehensive Income (Loss) (“AOCI”) - The Company reports comprehensive income (loss) that includes net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to expenses, gains and losses that are not included in net earnings. These amounts are also presented in the Consolidated Statements of Comprehensive Income. As of December 31, 2025 and 2024, respectively, AOCI relates to foreign currency translation adjustments.
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
Acquisitions of Businesses - Identifiable assets acquired and liabilities assumed in a business combination, along with contingent liabilities included in the purchase price, are measured initially at their fair values at the acquisition date, irrespective of the extent of any non-controlling interest. The excess of the fair value of the consideration transferred, including the recognized amount of any non-controlling interest in the acquiree, over the fair value of the Company’s share of the identifiable net assets acquired, is recorded as goodwill. Acquisition-related expenses are recognized separately from the business combination and are recognized as general and administrative expense as incurred. The Company evaluates the materiality of required disclosures related to our business combinations using quantitative and qualitative measures.
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

XPEL, Inc.
Notes to Consolidated Financial Statements

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures (Topic 740)”. ASU 2023-09 requires enhanced disclosures on income taxes paid, adds disaggregation of continuing operations before income taxes between foreign and domestic earnings and defines specific categories for the reconciliation of jurisdictional tax rate to effective tax rate. This ASU is effective for fiscal years beginning after December 15, 2024, and can be applied on a prospective basis. We adopted ASU 2023-09 on a prospective basis for fiscal year 2025, with the effects reflected in Note 15, “Income Taxes”.
Recent Accounting Pronouncements Issued and Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses”, which makes certain updates to the presentation of expenses. This standard becomes effective for our fiscal year beginning January 1, 2027. We are assessing the effect that the adoption of this standard will have on our financial statements.
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which introduces a practical expedient for estimating credit losses on current receivables and contract assets. The expedient assumes that current conditions at the balance sheet date will persist through the forecast period. This standard becomes effective for fiscal years beginning after December 15, 2025, and interim periods within those years, with early adoption permitted. We are evaluating the impact of this standard on our financial statements.
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
In December 2025, the FASB issued ASU 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities”, to establish authoritative guidance on the accounting for government grants received by business entities. The guidance amends the accounting for a government grant received by a business entity, including guidance for (1) a grant related to an asset, and (2) a grant related to income. This standard becomes effective for annual reporting periods beginning after December 15, 2028 and interim periods within those annual reporting periods, with early adoption permitted. We are currently assessing the effect that the adoption of this standard will have on our financial statements.
In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow Scope Improvements”. The guidance clarifies interim disclosure requirements and the applicability of Topic 270. This standard becomes effective for interim reporting periods with annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently assessing the effect that the adoption of this standard will have on our financial statements.
In December 2025, the FASB issued ASU 2025-12, “Codification Improvements”. The update includes amendments made to 33 issues. This standard becomes effective for annual reporting periods beginning after December 15, 2026 and interim periods within those annual reporting periods, with early adoption permitted. We are currently assessing the effect that the adoption of this standard will have on our financial statements.

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
On September 9, 2025, XPEL acquired certain assets from its exclusive distributor in China (the “China Acquisition”). The China Acquisition resulted in XPEL owning 76% interest in the entity conducting business in China. For details related to acquisitions, see Note 3.
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
Revenue from product and services sales are recognized when control of the goods, or benefit of the service, is furnished to the customer. This occurs at a point in time, typically upon shipment to the customer or completion of the service. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.
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

XPEL, Inc.
Notes to Consolidated Financial Statements

Under its contracts with customers, the Company stands ready to deliver product upon receipt of a purchase order. Accordingly, the Company has no performance obligations under its contracts until its customers submit a purchase order. The Company does not enter into commitments to provide goods or services that have terms greater than one year. In limited cases, the Company does require payment in advance of shipping product. Typically, product is shipped within a few days after prepayment is received. These prepayments are recorded as contract liabilities on the consolidated balance sheet and are included in accounts payable and accrued liabilities (Note 10). As the performance obligation is part of a contract that has an original expected duration of less than one year, the Company has applied the practical expedient under the Accounting Standards Codification Topic 606 ("ASC 606") to omit disclosures regarding remaining performance obligations.
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
The following table summarizes transactions included within contract liabilities for the years ended December 31, 2025, 2024, and 2023 respectively (in thousands):

Balance, December 31, 2023	$761
Revenue recognized related to payments included in the December 31, 2023 balance	(696)
Payments received for which performance obligations have not been satisfied	774
Effect of Foreign Currency Translation	(18)
Balance, December 31, 2024	$821
Revenue recognized related to payments included in the December 31, 2024 balance	(757)
Payments received for which performance obligations have not been satisfied	4,723
Effect of Foreign Currency Translation	8
Balance, December 31, 2025	$4,795

XPEL, Inc.
Notes to Consolidated Financial Statements

The table below sets forth the disaggregation of revenue by product category for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	2025	2024	2023
Product Revenue
Paint protection film	$249,401	$226,710	$229,880
Window film	94,544	77,666	67,951
Other	15,910	14,473	13,575
Total	$359,855	$318,849	$311,406

Service Revenue
Software	$8,729	$8,061	$6,518
Cutbank credits	16,530	17,015	17,626
Installation labor	87,049	74,478	58,477
Other	4,037	1,997	2,266
Total	$116,345	$101,551	$84,887

Total	$476,200	$420,400	$396,293
Our largest customer accounted for 3.4%, 5.7% and 10.5% of our net sales during the years ended December 31, 2025, 2024 and 2023, respectively.
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

	Year Ended December 31,
	2025	2024	2023
United States	$265,756	$240,569	$224,839
Canada	49,545	52,139	43,506
North America	315,301	292,708	268,345
China	39,921	24,148	41,576
Asia Other	20,895	16,825	11,943
Asia Pacific	60,816	40,973	53,519
EU, UK, and Africa	64,095	53,983	48,812
India and Middle East	24,984	21,072	16,780
Latin America	11,004	11,664	8,837
Total	$476,200	$420,400	$396,293

XPEL, Inc.
Notes to Consolidated Financial Statements

3.    ACQUISITIONS OF BUSINESSES
The Company completed the following acquisitions during the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):
During 2025, we completed five acquisitions for an aggregate purchase price of $50.3 million.
During 2024, we completed five acquisitions for an aggregate purchase price of $12.5 million.
During 2023, we completed four acquisitions for an aggregate purchase price of $20.8 million.
On September 9, 2025, the Company acquired certain assets from its exclusive distributor in China through the formation of a new majority-owned subsidiary, XPEL New Materials Technology Shanghai Limited, in which the Company obtained a 76% controlling interest. The transaction was measured at fair value, using discounted cash flow analysis. The objective of the China Acquisition was to continue the Company’s strategy of being direct in the majority of the top car markets in the world. This acquisition represented substantially all of the aggregate purchase price for the five acquisitions completed in 2025.
Purchase price accounting for acquisitions completed during the year ended December 31, 2025 are not yet finalized and are pending the completion of our valuation models. As a result, the purchase price accounting related to the contingent consideration, identified intangible assets, and goodwill included in these acquisitions are not yet finalized and these figures are presented on a preliminary basis. We anticipate finalizing the accounting for these acquisitions within 12 months of the completion of each respective acquisition date. Purchase price accounting for prior years has been finalized. The total preliminary purchase price for acquisitions completed during the year ended December 31, 2025, and finalized purchase price for those completed during the years ended 2024 and 2023 are as follows (in thousands):

	December 31,
	2025 Acquisitions	2024 Acquisitions	2023 Acquisitions
Aggregate Purchase Price
Cash[1]	$26,196	$10,907	$20,387
Contingent consideration	24,094	1,600	—
Note payable	—	—	387
	$50,290	$12,507	$20,774

Aggregate Allocation
Cash	$28	$551	$1,062
Inventory and other working capital	17,396	603	868
Other long-term assets	—	—	8
Property, equipment, and operating lease assets	717	3,225	878
Other long-term liabilities	—	—	(108)
Trademarks and trade names	110	1,231	406
Acquired patterns	—	222	—
Customer relationships	20,161	2,898	8,720
Goodwill	12,507	7,559	10,422
Operating lease liabilities	(629)	(3,103)	—
Deferred tax liability	—	(679)	(1,482)
	$50,290	$12,507	$20,774
[1]Total cash consideration is comprised of amounts paid on closing dates plus holdback amounts to be paid in the future net of working capital deficiencies to be reclaimed from seller.

XPEL, Inc.
Notes to Consolidated Financial Statements

Intangible assets acquired in the years ended December 31, 2025 and 2024 have weighted average useful lives of 14 years and 9 years, respectively.
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
The acquisitions were consolidated into our financial statements on their respective acquisition dates. The aggregate revenue and the operating income from 2025 acquisitions consolidated into our 2025 consolidated financial statements were $18.1 million and $2.0 million, respectively. The aggregate revenue and operating income of our 2024 acquisitions consolidated into our 2024 consolidated financial statements were $5.1 million and $0.1 million, respectively. The aggregate revenue and operating income of our 2023 acquisitions consolidated into our 2023 consolidated financial statements were $4.8 million and $0.4 million, respectively.
The following unaudited pro forma financial information presents our results, including the estimated expenses relating to the amortization of intangibles purchased, as if the acquisitions during the year ended December 31, 2025 had occurred on January 1, 2025 and 2024 (in thousands):

	Twelve Months Ended
	December 31,
	2025 (Unaudited)	2024 (Unaudited)
Revenue	$485,947	$445,408
Net income	$56,833	$56,431
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
During the year ended December 31, 2025, the Company recorded measurement period adjustments related to the 2025 acquisitions. These adjustments reduced the provisional fair value of customer relationships by $2.6 million and trademarks by $2.8 million, while increasing contingent consideration by $0.7 million. The net effect was a corresponding increase to goodwill of approximately $6.1 million. These adjustments resulted from updated valuation information and refined appraisals received during the measurement period. The adjustment was recognized in the current period in accordance with ASC 805 and had no material impact on the Company's results of operations for the current or prior periods.
Valuations and purchase price allocations for acquisitions completed during 2024 have been finalized with minor changes to goodwill and other acquired intangible assets.

XPEL, Inc.
Notes to Consolidated Financial Statements

4.    PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following (in thousands):

	December 31, 2025	December 31, 2024
Furniture and fixtures	$5,155	$4,451
Computer equipment	5,892	5,202
Vehicles	1,178	1,075
Equipment	6,294	6,018
Leasehold improvements	14,067	11,878
Plotters	5,990	5,005
Construction in Progress	1,097	1,346
Total property and equipment	39,673	34,975
Less: accumulated depreciation	23,876	17,240
Property and equipment, net	$15,797	$17,735
Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $6.3 million, $5.8 million and $4.5 million, respectively. Depreciation expense for equipment used in production is recorded to cost of goods sold. All other depreciation is recorded within general and administrative expense.
5.    INTANGIBLE ASSETS, NET
Intangible assets consists of the following (in thousands):

	December 31, 2025	December 31, 2024
Trademarks	$1,663	$1,386
Software	9,108	7,720
Trade name	2,240	2,638
Contractual and customer relationships	63,944	42,827
Non-compete	437	424
Other	732	693
Total at cost	78,124	55,688
Less: Accumulated amortization	28,504	21,126
Intangible assets, net	$49,620	$34,562
Amortization expense for the years ended December 31, 2025, 2024 and 2023 was $7.0 million, $5.9 million and $5.1 million, respectively. Amortization expense is recorded within general and administrative expense. Based on the carrying value of definite-lived intangible assets as of December 31, 2025, we estimate our future amortization expense will be as follows (in thousands):

2026	$8,417
2027	7,820
2028	7,351
2029	7,052
2030	5,149
Thereafter	$13,831

XPEL, Inc.
Notes to Consolidated Financial Statements

6.    GOODWILL
The following table summarizes changes in the carrying amounts of goodwill for the years ended December 31, 2025 and 2024 (in thousands):

Balance at December 31, 2023	$37,461
Additions	7,762
Foreign currency translation	(1,097)
Balance at December 31, 2024	$44,126

Balance at December 31, 2024	$44,126
Additions	13,826
Foreign currency translation	1,325
Balance at December 31, 2025	$59,277
For details related to acquisitions and purchase price allocations completed during the year ended December 31, 2025, refer to Note 3.
7.    INVENTORIES
The components of inventory are summarized as follows (in thousands):

	December 31, 2025	December 31, 2024
Raw materials	$15,618	$18,686
Work in process	1,826	2,662
Finished goods	105,311	89,556
	$122,755	$110,904
8.    DEBT
REVOLVING FACILITIES
On September 11, 2025, the Company entered into the First Amendment (the “Amendment”) to its Credit Agreement, dated April 6, 2023 (as amended, the “Credit Agreement”) with Wells Fargo Bank, N.A., as Administrative Agent, and other lenders party thereto. The Amendment, among other things, extended the maturity of the Credit Agreement from April 6, 2026 to September 11, 2028. The Credit Agreement provides for secured revolving loans and letters of credit in an aggregate amount of up to $125 million, which is subject to the terms of the Credit Agreement. As of December 31, 2025 and December 31, 2024, the Company had no outstanding balances under the Credit Agreement. All capitalized terms in this description of the Credit Agreement, that are not otherwise defined in this report, have the meaning assigned to them in the Credit Agreement.
Borrowings under the Credit Agreement bear interest, at XPEL’s option, at a rate equal to either (a) Base Rate or (b) Adjusted Term SOFR. In addition to the applicable interest rate, the Credit Agreement includes a commitment fee ranging from 0.20% to 0.25% per annum for the unused portion of the aggregate commitment and an applicable margin ranging from 0.00% to 0.50% for Base Rate Loans and 1.00% to 1.50% for Adjusted Term SOFR Loans. At December 31, 2025, these rates were 6.8% and 4.8%, respectively. Both the margin applicable to the interest rate and the commitment fee are dependent on XPEL’s Consolidated Total Leverage Ratio. The Credit Agreement's maturity date is September 11, 2028.

XPEL, Inc.
Notes to Consolidated Financial Statements

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

The Company also has a CAD $4.5 million (approximately $3.3 million USD as of December 31, 2025) revolving credit facility through a financial institution in Canada, and is maintained by XPEL Canada Corp., a wholly-owned subsidiary of XPEL. This Canadian facility is utilized to fund the Company's working capital needs in Canada. This facility bears interest at the Royal Bank of Canada’s prime rate plus 0.25% per annum and is guaranteed by the parent company. As of December 31, 2025 and December 31, 2024, no balance was outstanding on this line of credit.
9.    EMPLOYEE BENEFIT PLANS
The Company sponsors defined contribution plans for substantially all employees. Annual Company contributions under the plans are discretionary. Company contributions are recorded within general and administrative expense and cost of goods sold and were $1.6 million, $1.4 million and $1.0 million for the plan years ended December 31, 2025, 2024 and 2023, respectively.
10.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following table presents significant accounts payable and accrued liability balances as of the periods ending (in thousands):

	December 31, 2025	December 31, 2024
Trade payables	$37,771	$26,316
Payroll liabilities	7,814	5,329
Contract liabilities	4,795	821
Other liabilities	3,909	3,672
	$54,289	$36,138

XPEL, Inc.
Notes to Consolidated Financial Statements

11.    OTHER SHORT-TERM LIABILITIES
The following table presents significant other short-term liability balances as of the periods ending (in thousands):

	December 31, 2025	December 31, 2024
Contingent consideration - acquisitions	$10,530	$—
Acquisition holdback payments	28	651
	$10,558	$651
The contingent consideration - acquisitions represents consideration in which payment is contingent upon certain performance criteria pursuant to the terms of the agreement for the purchase of certain assets of our China distributor in September 2025. Acquisition holdback payments refer to portions of acquisition purchase price withheld at closing to address potential post-closing adjustments/obligations or other amounts otherwise payable. The classification of the liabilities presented above as short‑term is based on the expected timing of settlement within the next 12 months.
Prior period acquisition holdback payments have been reclassified from "Accounts Payable and Accrued Liabilities" to "Other Short-Term Liabilities" to conform to the current period presentation. These reclassifications had no impact on previously reported net income, total assets, or total liabilities.
12.    CAPITAL STOCK
Common Stock
Common stock shares issued at December 31, 2025 and 2024 were 27,682,807 and 27,651,773, respectively. Common stock shares outstanding at December 31, 2025 and 2024 were 27,604,183 and 27,651,773, respectively. Par value of these shares for these same dates was $0.03 million.
Preferred Stock
At December 31, 2025 and 2024 there were no preferred stock shares issued and outstanding.
Treasury Stock
On May 6, 2025, the Board approved a stock repurchase program that authorized the Company to purchase up to $50 million of the Company’s Common Stock. The timing and amount of shares repurchased will depend on the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities and other factors. The repurchase program may be suspended or discontinued at any time.
During the year ended December 31, 2025, the Company repurchased 78,624 shares on the open market at an average price of $38.16 per share, for a total of $3.0 million, excluding brokerage commissions and accrued excise tax. As of December 31, 2025, $47.0 million was available for share repurchases under the program. There were no share repurchases during the year ended December 31, 2024.
13.    STOCK-BASED COMPENSATION
The XPEL, Inc. 2020 Equity Incentive Plan (the “Plan”) was approved at the May 28, 2020 Annual Meeting of Stockholders and amended at the May 24, 2023 Annual Meeting of Stockholders. Under this amended plan, 550,000 shares of the Company’s Common Stock are reserved for issuance, as administered by the Company’s Compensation Committee. Awards may be granted to employees,

XPEL, Inc.
Notes to Consolidated Financial Statements

consultants, or directors of the Company or any parent or subsidiary of the Company; provided that incentive stock options may be granted only to employees. If an award made under the Plan expires, if it is terminated, surrendered, cancelled, or otherwise becomes unexercisable, or if an award is forfeited in whole or in part or is forfeited due to failure to vest, then the unpurchased shares under such award will become available for future grant under the Plan. The Plan allows for different types of awards to be granted.
Stock options awarded under the Plan must be at least equal to the fair market value of a share of our Common Stock on the date of the grant. Any option period will not exceed 10 years, except with respect to any participant who owns more than 10% of the voting power of all classes of stock of the Company.
Restricted stock, Restricted Stock Units (“RSUs”), Performance Restricted Stock Units (“PSUs”), and Other Share-based Awards may be granted at the discretion of the Compensation Committee according to terms and conditions set by the Compensation Committee, subject to the provisions of the Plan.
The fair value of RSU awards is measured from the grant date fair value of the award. RSUs generally vest in equal annual installments over a four-year service period.
PSUs are granted to employees of the Company. The fair value of the PSUs is measured at the grant date fair value of the award, which is determined based on an analysis of the probable performance outcomes of the Company. The performance period is over three years and final earned shares are based on the achievement of revenue growth and return on invested capital or earnings per share metrics, as defined in the respective agreements. The earned shares vest at the conclusion of that service period.
The following table presents the unrecognized cost and the related weighted average recognition period associated with unvested equity awards as of December 31, 2025 (dollar values in thousands):

	Performance Stock Units	Restricted Stock Units
Unrecognized compensation cost	$1,741	$4,119
Weighted average remaining term	1.88	2.39
RSUs and PSUs have been granted under the Plan. Grant activity for the year ended December 31, 2025 is summarized as follows:

	Number of Performance Stock Units	Weighted Average Grant Value Per Share	Number of Restricted Stock Units	Weighted Average Grant Value Per Share
Outstanding at December 31, 2024	50,007	$61.49	91,431	$58.17
Granted	53,465	33.43	81,613	33.66
Vested	—	—	(29,965)	55.33
Forfeited or canceled	(3,969)	62.98	(13,067)	58.23
Outstanding at December 31, 2025	99,503	$46.36	130,012	$43.43
During the years ended December 31, 2025, 2024, and 2023, we recorded compensation expense of $2.8 million, $3.2 million, and $1.6 million, respectively, related to grants under the Plan.

XPEL, Inc.
Notes to Consolidated Financial Statements

14.    FAIR VALUE MEASUREMENTS
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

XPEL, Inc.
Notes to Consolidated Financial Statements

Level 3 liabilities measured at December 31, 2025 and 2024 at fair value on a recurring basis are as follows (in thousands):

	2025	2024
Level 3:
Contingent Liabilities	$19,966	$1,816
The following table presents a summary of the changes in fair value of Level 3 liabilities for the years ended December 31, 2025, 2024, and 2023 respectively (in thousands):

Balance, December 31, 2023	$815
New acquisitions and measurement adjustments	1,623
Recognized contingent liabilities	(82)
Fair value adjustments	(512)
Effect of Foreign Currency Translation	(28)
Balance, December 31, 2024	$1,816
New acquisitions and measurement adjustments	25,037
Recognized contingent liabilities	(6,341)
Fair value adjustments	(613)
Effect of Foreign Currency Translation	67
Balance, December 31, 2025	$19,966
Level 3 contingent liabilities were updated during the reporting period as a result of new acquisitions and valuation adjustments. The valuation adjustments are reflected in general and administrative expenses in the Consolidated Statements of Income for the twelve months ended December 31, 2025 and 2024, respectively. See Note 3 for acquisition-related activity.
15.    INCOME TAXES
Income before income taxes on which the provision for income taxes was computed is as follows (in thousands):

	2025	2024	2023
Domestic	$51,900	$47,019	$61,974
International	12,161	9,759	4,057
Income before income taxes	$64,061	$56,778	$66,031

XPEL, Inc.
Notes to Consolidated Financial Statements

The provision for income taxes differs from the US federal statutory rate as follows (in thousands):

	2025		2024		2023
Income tax expense at U.S. federal statutory rate	$13,453	21.0%	$11,923	21.0%	$13,867	21.0%

State & local income taxes, net of federal income tax effect (A)	578	0.9%	882	1.6%	1,330	2.0%
Foreign tax effects	1,383	2.2%	(97)	(0.2)%	145	0.3%
China	720		—		—
Other	663		—		—
Effect of changes in tax laws or rates enacted in current period	—	0.0%	—	0.0%	—	0.0%
Effect of cross-border tax laws	(1,127)	(1.8)%	(1,079)	(1.9)%	(1,611)	(2.4)%
Foreign-derived intangible income	(839)		(1,115)		(1,647)
Other	(288)		36		36
Tax credits	(1,655)	(2.6)%	(775)	(1.4)%	—	0.0%
Research & development credits	(1,655)		(775)		—
Changes in valuation allowances	—	0.0%	—	0.0%	—	0.0%
Nontaxable or nondeductible items	404	0.6%	381	0.7%	169	0.3%
Changes in unrecognized tax benefits	(39)	(0.1)%	(40)	(0.1)%	(34)	(0.1)%
Other	(525)	(0.8)%	94	0.2%	(635)	(0.6)%
Income tax expense (effective tax rate)	$12,472	19.5%	$11,289	19.9%	$13,231	20.2%

For the year ended December 31, 2025, state and local income taxes in Texas, California and Arizona made up the majority (greater than 50%) of the effect of the state and local income tax category. For the year ended December 31, 2024, state and local income taxes in Texas, California, Illinois, and Massachusetts made up the majority (greater than 50%) of the effect of the state and local income tax category. For the year ended December 31, 2023, state and local income taxes in Texas, California, Arizona, and Illinois made up the majority (greater than 50%) of the effect of the state and local income tax category.

XPEL, Inc.
Notes to Consolidated Financial Statements

The foreign tax rate differential reflects the impact of the differences in our various international tax rates and our US statutory rate.
The components of the income tax provision (benefit) are as follows (in thousands):

	Year ended December 31
	2025	2024	2023
Current income tax expense
Federal	$6,977	$9,969	$11,104
Foreign	4,117	2,537	1,372
State	1,683	1,528	1,671
Total current income tax expense	$12,777	$14,034	$14,147

Deferred income tax benefit
Federal	$1,303	$(1,865)	$(533)
Foreign	(870)	(630)	(354)
State	(738)	(250)	(29)
Total deferred income tax benefit	$(305)	$(2,745)	$(916)

Total	$12,472	$11,289	$13,231

Income taxes paid (net of refunds received) for the years ended December 31 are as follows (in thousands):

	Year ended December 31
	2025	2024	2023
Income Taxes paid (net of any refunds)
US Federal	$8,158	$9,620	$12,330
US State	1,749	1,876	1,544
Foreign	2,629	2,121	1,390
Canada	725	—	—
China	934	—	—
Other	970	2,121	1,390
Total	$12,536	$13,617	$15,264

XPEL, Inc.
Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	Years ended December 31
	2025	2024
Deferred tax assets
Allowance for doubtful accounts	$16	$35
263(A) adjustment	265	264
Accrued expenses	197	177
Unrealized loss	162	273
State tax credit	1,109	246
NOL carryforward and other	694	537
Right of use lease liability	4,312	4,308
Capitalized acquisition costs	194	137
Capitalized R&D	1,356	3,128
Stock compensation	464	379
Less valuation allowance	(107)	(92)
Total deferred tax assets	$8,662	$9,392

Deferred tax liabilities
Fixed and intangible assets	$4,668	$5,860
Unrealized gain	81	—
Right of use lease asset	4,033	4,001
Total deferred tax liabilities	8,782	9,861

Total net deferred tax liabilities	$(120)	$(469)
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
The Company has net operating losses in certain of its foreign subsidiaries of $0.3 million available to apply against future taxable income. The Company has recorded a valuation allowance based on the lack of positive available evidence of realizability of acquired net operating losses of $0.3 million. The Company has state tax credits of $1.4 million available to apply against future taxable income. These credits begin to expire in the year 2039.

XPEL, Inc.
Notes to Consolidated Financial Statements

Reconciliation of Unrecognized Tax Benefits from Uncertain Tax Positions (in thousands)

	Year Ended December 31,
	2025	2024	2023
Beginning unrecognized tax benefits	$74	$114	$144
Increase in related tax positions of prior years	—	—	—
Lapse of statute of limitations	27	40	30
Ending unrecognized tax benefits	$47	$74	$114
The Company recognizes the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely upon its technical merits at the reporting date. The unrecognized tax benefit is the difference between the tax benefit recognized and the tax benefit claimed on the Company’s income tax return. The Company has an unrecognized tax benefit as of the year ended December 31, 2025 in the amount of $0.08 million related to an uncertain tax position in one of its foreign jurisdictions. This amount includes an estimate for interest and penalties of $0.03 million and is included in income tax expense. The liability is reflected in other long-term liabilities on the Company’s balance sheet. The Company expects a reduction of the position in 2026 related to expiring statutes. The unrecognized tax benefits in the table above include $0.05 million as of December 31, 2025, that, if recognized, would have impacted income tax expense. The Company believes that all material tax positions in the current and prior years have been analyzed and properly accounted for and that the risk of additional material uncertain tax positions that have not been identified is remote.
The Company plans to indefinitely reinvest foreign earnings and does not expect to repatriate earnings for the foreseeable future. Determination of the amount of unrecognized deferred tax liabilities related to investment in these foreign subsidiaries is not practicable.
The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is still subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years 2018 and after. There are no ongoing or pending IRS, state or foreign examinations.
16.    COMMITMENTS AND CONTINGENCIES
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
17.    LEASES
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

XPEL, Inc.
Notes to Consolidated Financial Statements

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
Balance sheet information related to operating leases is as follows (in thousands):

	December 31, 2025	December 31, 2024
Operating lease right-of-use assets	$21,561	$19,490

Current portion of operating lease liabilities	6,094	4,666
Noncurrent portion of operating lease liabilities	16,710	16,126
Total operating lease liabilities	$22,804	$20,792
We had operating lease expense of $6.9 million, $6.1 million, and $5.0 million, respectively, for the years ended December 31, 2025, 2024, and 2023. For the year ended December 31, 2025, we had $0.2 million in short-term lease expenses while cash payments on leases, and variable expenses were $7.7 million, and $2.1 million, respectively. For the year ended December 31, 2024, short-term lease expenses were $0.4 million while cash payments on leases and variable lease expenses were $5.8 million, and $1.9 million, respectively. We have elected not to apply balance sheet recognition to short-term leases.
Weighted-average information associated with the measurement of our remaining operating lease obligations is as follows:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	4.27	4.90
Weighted-average discount rate	7.0%	6.9%
The following table summarizes the maturity of our operating lease liabilities as of December 31, 2025:

2026	$7,935
2027	6,715
2028	5,080
2029	3,173
2030	1,838
Thereafter	2,435
Total operating lease payments	27,176
Less: interest	(4,372)
Total operating lease liabilities	$22,804
18.    EARNINGS PER SHARE
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

XPEL, Inc.
Notes to Consolidated Financial Statements

The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands except per share values):

	Fiscal Year Ended December 31,
Numerator	2025	2024	2023
Net income attributable to stockholders of the Company	$51,226	$45,489	$52,800
Denominator
Weighted average basic shares outstanding	27,657	27,639	27,622
Dilutive effect of stock units	26	4	12
Weighted average diluted shares outstanding	27,683	27,643	27,634
Earnings per share
Basic	$1.85	$1.65	$1.91
Diluted	$1.85	$1.65	$1.91

XPEL, Inc.
Notes to Consolidated Financial Statements

19.    SEGMENT INFORMATION
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
The CODM reviews balance sheet information on a consolidated basis which is reflected in the Company's Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024. The CODM uses gross margin and income from operations to evaluate return on total assets in deciding whether to invest in the development and expansion of our consolidated operations or into strategic transactions, such as acquisitions. Both metrics are also used to monitor budget versus actual results, perform competitive benchmarking analyses, and are considered in evaluating our executives’ compensation.
The following table presents our significant expense categories included in our reported measure of segment profitability for the periods represented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Total revenue	476,200	420,400	396,293
Less:
Direct product costs	223,967	199,791	198,008
Direct non-product costs	51,214	43,249	35,871
Gross margin	201,019	177,360	162,414

Personnel costs	60,942	50,979	40,709
Sales and marketing costs	15,253	15,249	11,226
Facility expenses	11,712	9,908	7,776
Depreciation and amortization	11,144	9,585	7,726
Travel and entertainment	8,921	9,198	7,056
Information technology	6,546	5,599	4,174
Professional fees	7,400	5,086	5,313
Shipping	5,082	4,830	4,611
Other	11,370	7,779	6,851
Income from operations	62,649	59,147	66,972
Interest expense	83	996	1,248
Income tax expense	12,472	11,289	13,231
Foreign currency exchange (gain)/loss	(1,495)	1,373	(307)
Net income	$51,589	$45,489	$52,800
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act). In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 Framework). Our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2025.
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
Our management excluded from its assessment of effectiveness of the Company’s internal control over financial reporting the internal controls of our majority‑owned subsidiary, XPEL New Materials Technology Shanghai Limited, which we formed in September, 2025 for the purpose of assuming the assets acquired from of our China distributor and conducting business in China. We have included the financial results of this subsidiary in the consolidated financial statements from the date of acquisition. Total assets and total revenues related to this entity that were excluded from our assessment of internal control over financial reporting represented approximately 17.5% and 3.7% of our consolidated total assets and total revenue as of and for the year ended December 31, 2025, respectively. Our management will include the internal controls of these entities in its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2026.
Our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report on our internal control over financial reporting which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of XPEL, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of XPEL, Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 27, 2026, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal controls over financial reporting at XPEL New Materials Technology Shanghai Limited, which was formed to assume the assets acquired on September 9, 2025 from the Company's China distributor and to conduct business in China, and whose financial statements constitute approximately 17.5% of total assets and 3.7% of revenue of the consolidated financial statement amounts as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at XPEL New Materials Technology Shanghai Limited.
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
/s/ Deloitte & Touche LLP
Austin, Texas
February 27, 2026
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III
Item 10. Directors, Executive and Corporate Governance
The information required by this Item is set forth under the headings “Corporate Governance,” “Directors,” “Executive Officers” and “Other Information—Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item is set forth under the heading “Executive Compensation,” under the subheadings “Board Oversight of Risk Management” and “Compensation Committee Interlocks and Insider Participation” under the heading “Corporate Governance” and under the subheadings “Compensation of Directors” and “Director Compensation - 2023” under the heading “Directors” in the

Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is set forth under the headings “Other Information—Security Ownership of Certain Beneficial Owners and Management” and “Other Information—Equity Compensation Plan Information” in the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is set forth under the subheadings “Board Committees”, “Review, Approval, or Ratification of Transactions with Related Persons” and “Transactions with Related Persons” under the heading “Corporate Governance” in the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item is set forth under the subheadings “Fees Paid to Auditors” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm” under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

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

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit/Appendix	Filing Date
3.1	Articles of Incorporation of the Company, filed with the Nevada Secretary of State on October 14, 2003	10-12B	3.1	04/03/2019
3.2	Certificate of Amendment to the Articles of Incorporation of the Company, filed with the Nevada Secretary of State on December 29, 2003	10-12B	3.2	04/03/2019
3.3	Certificate of Amendment to the Articles of Incorporation of the Company, filed with the Nevada Secretary of State on June 3, 2018	10-12B	3.3	04/03/2019
3.4	Amended and Restated Bylaws of the Company, effective as of October 31, 2023	8-K	3.1	11/01/2023
3.5	First Amendment dated as of October 28, 2025, to Amended and Restated Bylaws of the Company, effective as of October 21, 2023	8-K	3.1	11/04/2025
3.6	Second Amendment dated as of February 19, 2026, to Amended and Restated Bylaws of the Company, effective as of October 21, 2023	8-K	3.1	02/25/2026
4.1*	Description of Securities of the Registrant
10.1	Credit Agreement Dated April 6, 2023	8-K	10.1	04/06/2023
10.1(a)	First Amendment dated as of September 11, 2025 to the Credit Agreement dated as of April 6, 2023, by and among XPEL, Inc., Wells Fargo Bank, N.A., as Administrative Agent, and other lenders party hereto	10-Q	10.1	11/07/2025
10.2	Credit Facility Letter, dated September 11, 2018, by and among XPEL Canada Corp., as borrower, XPEL, Inc., as guarantor, and HSBC Bank Canada, as lender.	10-12B/A	10.3	05/30/2019
10.3+	XPEL, Inc. 2020 Equity Incentive Plan, as amended on May 24, 2023	10-K	10.4	02/28/2024
10.4+	Form of Restricted Stock Unit Agreement	10-Q	10.1	08/09/2021
10.5+	Form of Performance Restricted Stock Unit Award Agreement	10-Q	10.1	08/09/2023
14.1	Code of Business Conduct and Ethics	10-12B/A	14.1	04/24/2019
19.1	XPEL, Inc. Second Amended and Restated Insider Trading Policy, effective as of May 24, 2023	10-K	19.1	02/28/2024
99.1	Amendment No. 1 dated as of February 19, 2026, to XPEL, Inc. Second Amended and Restated Insider Trading Policy, effective as of May 24, 2023	8-K	99.1	02/25/2026
21.1*	Subsidiaries of the Company
23.1*	Consent of Deloitte & Touche, LLP
24.1*	Power of Attorney
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certifications of Chief Executive Officer
32.2**	Section 1350 Certifications of Chief Financial Officer
97.1+	XPEL, Inc. Compensation Clawback Policy, effective as of October 31, 2023.	10-K	97.1	02/28/2024
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set
* Filed herewith
** Furnished herewith
+Management Compensatory Plan or Agreement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XPEL, Inc. (Registrant)

		By:	/s/ Barry R. Wood
Barry R. Wood
Senior Vice President and Chief Financial Officer
Date:	February 27, 2026		(Authorized Officer and Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name and Signature	Title	Date
/s/ Ryan L. Pape	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2026
Ryan L. Pape
/s/ Barry R. Wood	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2026
Barry R. Wood
*	Director	February 27, 2026
Stacy L. Bogart
*	Director	February 27, 2026
Richard K. Crumly
*	Director	February 27, 2026
Michael A. Klonne
*	Director	February 27, 2026
John F. North
*By: /s/ Barry R. Wood
Barry R. Wood
Attorney-in-fact