Form 10-Q
period 2026-03-31
XPEL, Inc.
filed 2026-05-08
CIK 1767258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The registrant had 27,560,985 shares of common stock outstanding as of May 8, 2026.

Part I. Financial Information
Item 1. Financial Statements
XPEL, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	(Unaudited)	(Audited)
	March 31, 2026	December 31, 2025
Assets
Current
Cash and cash equivalents	$45,106	$50,864
Accounts receivable, net	53,515	49,846
Inventory	131,575	122,755
Prepaid expenses and other current assets	7,002	6,651
Income tax receivable	—	581
Total current assets	237,198	230,697
Property and equipment, net	24,102	15,797
Right-of-use lease assets	19,656	21,561
Intangible assets, net	48,446	49,620
Deferred tax asset, net	625	—
Other non-current assets	7,020	5,574
Goodwill	57,400	59,277
Total assets	$394,447	$382,526
Liabilities
Current
Current portion of notes payable	$—	$59
Current portion lease liabilities	5,741	6,094
Accounts payable and accrued liabilities	61,365	54,289
Income tax payable	1,389	—
Other short-term liabilities	8,728	10,558
Total current liabilities	77,223	71,000
Deferred tax liability, net	—	120
Other long-term liabilities	9,553	9,511
Non-current portion of lease liabilities	15,081	16,710
Total liabilities	101,857	97,341
Commitments and Contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value; authorized 10,000,000; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,705,220 and 27,682,807 issued, respectively	28	28
Additional paid-in-capital	18,680	18,049
Accumulated other comprehensive loss	(943)	(135)
Retained earnings	275,684	265,339
Treasury stock, 146,645 and 78,624 shares at cost, respectively	(5,938)	(2,999)
Stockholders' equity	287,511	280,282
Non-controlling interest	5,079	4,903
Total stockholders’ equity	292,590	285,185
Total liabilities and stockholders’ equity	$394,447	$382,526
See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenue
Product revenue	$88,714	$78,712
Service revenue	28,640	25,093
Total revenue	117,354	103,805

Cost of Sales
Cost of product sales	52,365	48,439
Cost of service	13,759	11,470
Total cost of sales	66,124	59,909
Gross Margin	51,230	43,896

Operating Expenses
Sales and marketing	15,163	11,875
General and administrative	23,056	20,901
Total operating expenses	38,219	32,776

Operating Income	13,011	11,120

Interest expense	4	75
Foreign currency exchange gain	(280)	(235)

Income before income taxes	13,287	11,280
Income tax expense	2,782	2,694
Net income	10,505	8,586
Net income attributed to non-controlling interest	160	—
Net income attributable to stockholders of the Company	$10,345	$8,586

Earnings per share attributable to stockholders of the Company
Basic	$0.37	$0.31
Diluted	$0.37	$0.31
Weighted Average Number of Common Shares
Basic	27,589	27,655
Diluted	27,666	27,676

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Other comprehensive income
Net income	$10,505	$8,586
Foreign currency translation	(808)	827
Total Comprehensive income	9,697	9,413
Total Comprehensive income attributable to:
Stockholders of the Company	9,537	9,413
Non-controlling interest	160	—
Total comprehensive income	$9,697	$9,413

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands)

Stockholders' Equity - Three Months Ended March 31,
	Common Stock		Additional Paid-in-Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Equity attributable to Stockholders of the Company	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2024	27,652	$28	$15,550	—	$—	$214,113	$(4,236)	$225,455	$—	$225,455
Net income	—	—	—	—	—	8,586	—	8,586	—	8,586
Foreign currency translation	—	—	—	—	—	—	827	827	—	827
Stock-based compensation	10	—	586	—	—	—	—	586	—	586
Balance as of March 31, 2025	27,662	28	16,136	—	—	222,699	(3,409)	235,454	—	235,454

Balance as of December 31, 2025	27,683	28	18,049	(79)	(2,999)	265,339	(135)	280,282	4,903	285,185
Net income	—	—	—	—	—	10,345	—	10,345	160	10,505
Foreign currency translation	—	—	—	—	—	—	(808)	(808)	—	(808)
Stock-based compensation	22	—	631	—	—	—	—	631	—	631
Purchase of treasury shares	—	—	—	(68)	(2,939)	—	—	(2,939)	—	(2,939)
Minority interest contribution	—	—	—	—	—	—	—	—	16	16
Balance as of March 31, 2026	27,705	$28	$18,680	(147)	$(5,938)	$275,684	$(943)	$287,511	$5,079	$292,590
See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$10,505	$8,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	1,623	1,535
Amortization of intangible assets	2,059	1,521
Gain on sale of property and equipment	(10)	—
Stock compensation	934	679
Provision for credit losses	343	73
Deferred income tax	(442)	(766)

Changes in assets and liabilities:
Accounts receivable, net	(4,267)	(3,915)
Inventory, net	(8,959)	(4,188)
Prepaid expenses and other current assets	(1,492)	(551)
Income taxes receivable and payable	1,493	2,954
Accounts payable and accrued liabilities	5,592	(2,700)
Net cash provided by operating activities	7,379	3,228
Cash flows used in investing activities
Purchase of property, plant and equipment	(9,715)	(1,003)
Proceeds from sale of property and equipment	40	2
Acquisition of businesses, net of cash acquired	—	(42)
Development of intangible assets	(218)	(513)
Net cash used in investing activities	(9,893)	(1,556)
Cash flows from financing activities
Restricted stock withholding taxes paid in lieu of issued shares	(303)	(93)
Repayments of notes payable	(59)	(77)
Payments of deferred acquisition consideration	(270)	—
Purchase of treasury shares	(2,939)	—
Net cash used in financing activities	(3,571)	(170)
Net change in cash and cash equivalents	(6,085)	1,502
Foreign exchange impact on cash and cash equivalents	327	(48)
(Decrease) increase in cash and cash equivalents during the period	(5,758)	1,454
Cash and cash equivalents at beginning of period	50,864	22,087
Cash and cash equivalents at end of period	$45,106	$23,541

Supplemental schedule of non-cash activities
Non-cash lease financing	$158	$832
Issuance of common stock for vested restricted stock units	$1,227	$190
Non-cash minority interest contribution	$16	$—
Supplemental cash flow information
Cash paid for income taxes	$1,273	$519
Cash paid for interest	$—	$89
See notes to condensed consolidated financial statements.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    INTERIM FINANCIAL INFORMATION
The accompanying (a) condensed consolidated balance sheet as of December 31, 2025, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 have been prepared by XPEL, Inc. (“XPEL” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns and seasonal, operating and other factors.
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on February 27, 2026 (the "Annual Report") and with the Management's Discussion and Analysis of Financial Condition and Results of Operations section appearing elsewhere in this Report.
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
Goodwill - Goodwill represents the excess purchase price over the fair value of tangible net assets acquired in acquisitions after amounts have been allocated to intangible assets. Goodwill is tested for impairment at the reporting unit level on an annual basis (at December 31) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company recognized no goodwill impairment during the three months ended March 31, 2026 and 2025, and there is no significant accumulated impairment of goodwill from prior periods. Refer to Note 6, Goodwill for more information related to goodwill.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Accounts Receivable - Accounts receivable are shown net of allowances for expected credit losses of $0.4 million and $0.1 million as of March 31, 2026 and December 31, 2025, respectively. The Company evaluates the adequacy of its allowances by analyzing the aging of receivables, customer financial condition, historical collection experience, the value of any collateral and other economic and industry factors. Actual collections may differ from historical experience, and if economic, business or customer conditions deteriorate significantly, adjustments to these reserves may be required. When the Company becomes aware of factors that indicate a change in a specific customer’s ability to meet its financial obligations, the Company records a specific reserve for credit losses.
Property, Plant and Equipment - The following table presents geographic property, plant and equipment, net of accumulated depreciation, by region (in thousands):

	March 31, 2026	December 31, 2025
United States	$19,550	$11,056
Canada	2,309	2,440
Europe	1,134	1,243
Other	905	931
China	204	127
Consolidated	$24,102	$15,797
Goodwill - The following table presents geographic goodwill by region (in thousands):

	March 31, 2026	December 31, 2025
United States	$24,811	$24,811
China	10,656	12,165
Canada	10,219	10,392
Europe	5,945	6,084
Other	5,769	5,825
Consolidated	$57,400	$59,277
Intangible Assets - The following table presents geographic intangible assets, net by region as of (in thousands):

	March 31, 2026	December 31, 2025
China	$21,094	$19,724
United States	19,192	20,164
Canada	3,696	3,948
Europe	2,273	3,488
Other	2,191	2,296
Consolidated	$48,446	$49,620

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Provisions and Warranties - We provide a warranty on our products. Liabilities under the warranty policy are based on a review of historical warranty claims. Adjustments are made to the accruals as claims and data experience warrant. Our liabilities for warranties as of March 31, 2026 and December 31, 2025 were $0.3 million and $0.3 million, respectively. The following tables present a summary of our accrued warranty liabilities, which are recorded within the Company's accounts payable and accrued liabilities, for the three months ended March 31, 2026 and the twelve months ended December 31, 2025 (in thousands):

2026
Warranty liability, January 1	$307
Warranties assumed in period	341
Payments	(300)
Warranty liability, March 31	$348

2025
Warranty liability, January 1	$738
Warranties assumed in period	472
Payments	(903)
Warranty liability, December 31	$307
Recent Accounting Pronouncements Issued and Adopted
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which introduces a practical expedient for estimating credit losses on current receivables and contract assets. The expedient assumes that current conditions at the balance sheet date will persist through the forecast period. This standard becomes effective for fiscal years beginning after December 15, 2025, and interim periods within those years, with early adoption permitted. We adopted ASU 2025-05 as of March 31, 2026. The adoption did not have a material impact on our financial statements.
Recent Accounting Pronouncements Issued and Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses (DISE)", which requires additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. This standard becomes effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently assessing the effect that the adoption of this standard will have on our financial statements.
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
Based upon the nature of the products the Company sells, its customers have limited rights of return and those that do occur have been immaterial. Discounts provided by the Company to customers at the time of sale are recognized as a reduction in sales as the products are sold.
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

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The following table summarizes transactions within contract liabilities for the three months ended March 31, 2026 (in thousands):

Balance, December 31, 2025	$4,795
Revenue recognized related to payments included in the December 31, 2025 balance	(4,604)
Payments received for which performance obligations have not been satisfied	8,296
Effect of foreign currency translation	(11)
Balance, March 31, 2026	$8,476

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The table below sets forth the disaggregation of revenue by product category for the periods indicated below (in thousands):

	Three Months Ended March 31,
	2026	2025
Product Revenue
Paint protection film	$61,664	$56,441
Window film	23,257	18,635
Other	3,793	3,636
Total	$88,714	$78,712

Service Revenue
Software	$2,226	$2,118
Cutbank credits	2,095	3,673
Installation labor	23,105	18,650
Other	1,214	652
Total	$28,640	$25,093

Total	$117,354	$103,805
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

	Three Months Ended March 31,
	2026	2025
United States	$63,842	$58,073
Canada	8,400	9,426
North America	72,242	67,499
China	11,709	8,107
Asia Other	5,693	4,550
Asia Pacific	17,402	12,657
EU, UK, and Africa	17,857	15,010
India and Middle East	6,767	6,077
Latin America	3,086	2,562
Total	$117,354	$103,805

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
4.    PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Furniture and fixtures	$5,097	$5,155
Computer equipment	5,981	5,892
Vehicles	1,122	1,178
Equipment	6,683	6,294
Leasehold improvements	14,489	14,067
Plotters	6,356	5,990
Construction in Progress	9,592	1,097
Total property and equipment	49,320	39,673
Less: accumulated depreciation	25,218	23,876
Property and equipment, net	$24,102	$15,797
Depreciation expense for the three months ended March 31, 2026 and 2025 was $1.6 million and $1.5 million, respectively.
5.    INTANGIBLE ASSETS, NET
Intangible assets consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Trademarks	$1,693	$1,663
Software	9,284	9,108
Trade name	1,145	2,240
Contractual and customer relationships	64,799	63,944
Non-compete	432	437
Other	731	732
Total at cost	78,084	78,124
Less: Accumulated amortization	29,638	28,504
Intangible assets, net	$48,446	$49,620
Amortization expense for the three months ended March 31, 2026 and 2025 was $2.1 million and $1.5 million, respectively.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
6.    GOODWILL
The following table summarizes goodwill transactions for the three months ended March 31, 2026 and the twelve months ended December 31, 2025 (in thousands):

Balance at	2026
Balance at December 31, 2025	$59,277
Purchase price allocation adjustments	(1,633)
Foreign exchange	(244)
Balance at March 31, 2026	$57,400

Balance at	2025
Balance at December 31, 2024	$44,126
Additions and purchase price allocation adjustments	13,826
Foreign exchange	1,325
Balance at December 31, 2025	$59,277
For details related to acquisitions and purchase price allocations completed during the three months ended March 31, 2026, refer to Note 16.
7.    INVENTORIES
The components of inventory are summarized as follows (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$16,412	$15,618
Work in process	2,585	1,826
Finished goods	112,578	105,311
	$131,575	$122,755
8.    DEBT
REVOLVING FACILITIES
On September 11, 2025, the Company entered into the First Amendment (the “Amendment”) to its Credit Agreement, dated April 6, 2023 (as amended, the “Credit Agreement”) with Wells Fargo Bank, N.A., as Administrative Agent, and other lenders party thereto. The Amendment, among other things, extended the maturity of the Credit Agreement from April 6, 2026 to September 11, 2028. The Credit Agreement provides for secured revolving loans and letters of credit in an aggregate amount of up to $125 million, which is subject to the terms of the Credit Agreement. As of March 31, 2026 and December 31, 2025, the Company had no outstanding balances under the Credit Agreement. All capitalized terms in this description of the Credit Agreement, that are not otherwise defined in this Report, have the meaning assigned to them in the Credit Agreement.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Borrowings under the Credit Agreement bear interest, at XPEL’s option, at a rate equal to either (a) Base Rate or (b) Adjusted Term SOFR. In addition to the applicable interest rate, the Credit Agreement includes a commitment fee ranging from 0.20% to 0.25% per annum for the unused portion of the aggregate commitment and an applicable margin ranging from 0.00% to 0.50% for Base Rate Loans and 1.00% to 1.50% for Adjusted Term SOFR Loans. At March 31, 2026, these rates were 6.8% and 4.7%, respectively. Both the margin applicable to the interest rate and the commitment fee are dependent on XPEL’s Consolidated Total Leverage Ratio. The Credit Agreement's maturity date is September 11, 2028.
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

The Company also has a CAD $4.5 million (approximately $3.2 million USD as of March 31, 2026) revolving credit facility through a financial institution in Canada, and is maintained by XPEL Canada Corp., a wholly-owned subsidiary of XPEL. This Canadian facility is utilized to fund the Company's working capital needs in Canada. This facility bears interest at the Royal Bank of Canada’s prime rate plus 0.25% per annum and is guaranteed by the parent company. As of March 31, 2026 and December 31, 2025, no balance was outstanding on this line of credit.
9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following table presents significant accounts payable and accrued liability balances as of the periods ending (in thousands):

	March 31, 2026	December 31, 2025
Trade payables	$43,172	$37,771
Payroll liabilities	6,180	7,814
Contract liabilities	8,476	4,795
Other liabilities	3,537	3,909
	$61,365	$54,289

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
10.    OTHER SHORT-TERM LIABILITIES
The following table presents significant other short-term liability balances as of the periods ending (in thousands):

	March 31, 2026	December 31, 2025
Contingent consideration - acquisitions	$8,721	$10,530
Acquisition holdback payments	7	28
	$8,728	$10,558
The contingent consideration - acquisitions represents the estimated value of acquired inventory that may be sold above its net realizable value. Acquisition holdback payments refer to portions of the acquisition purchase price withheld at closing to address potential post-closing adjustments/obligations or other amounts otherwise payable.
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

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Level 3 liabilities measured at fair value on a recurring basis as of the dates noted below are as follows (in thousands):

	March 31, 2026	December 31, 2025
Level 3:
Contingent Liabilities	$18,200	$19,966
The following table presents a summary of the changes in fair value of Level 3 liabilities for the three months ended March 31, 2026 and the twelve months ended December 31, 2025, respectively (in thousands):

	March 31, 2026	December 31, 2025
Beginning balance	$19,966	$1,816
New acquisitions and measurement adjustments	—	25,037
Recognized contingent liabilities	(1,904)	(6,341)
Fair value adjustments	(118)	(613)
Effect of foreign currency translation	256	67
Ending balance	$18,200	$19,966
Level 3 contingent liabilities were updated during the reporting period as a result of valuation adjustments. The valuation adjustments are reflected in general and administrative expenses in the Consolidated Statements of Income for the three months ended March 31, 2026 and the twelve months ended December 31, 2025, respectively.
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
13.    CAPITAL STOCK
Common Stock
Common stock shares issued at March 31, 2026 and December 31, 2025 were 27,705,220 and 27,682,807, respectively. Common stock shares outstanding at March 31, 2026 and December 31, 2025 were 27,558,575 and 27,604,183, respectively. Par value of these shares for these same dates was $0.03 million.
Preferred Stock
At March 31, 2026 and December 31, 2025 there were no preferred stock shares issued and outstanding.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
During the three months ended March 31, 2026, the Company repurchased 68,021 shares on the open market at an average price of $43.23 per share, for a total amount of $2.9 million, excluding brokerage commissions and accrued excise tax. No shares were repurchased during the three months ended March 31, 2025. As of March 31, 2026 and December 31, 2025, $44.1 million and $47.0 million were available for share repurchases under the program, respectively.
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
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands except per share values):

	Three Months Ended March 31,
Numerator	2026	2025
Net income attributable to stockholders of the Company	$10,345	$8,586
Denominator
Weighted average basic shares	27,589	27,655
Dilutive effect of restricted stock units	77	21
Weighted average diluted shares	27,666	27,676
Earnings per share
Basic	$0.37	$0.31
Diluted	$0.37	$0.31
15.    SEGMENT INFORMATION
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

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The CODM reviews balance sheet information on a consolidated basis which is reflected in the Company's Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025. The CODM uses gross margin and income from operations to evaluate return on total assets in deciding whether to invest in the development and expansion of our consolidated operations or into strategic transactions, such as acquisitions. Both metrics are also used to monitor budget versus actual results, perform competitive benchmarking analyses, and are considered in evaluating our executives’ compensation.
The following table presents our significant expense categories included in our reported measure of segment profitability for the periods represented (in thousands):

	Three Months Ended March 31,
	2026	2025
Total revenue	$117,354	$103,805
Less:
Direct product costs	52,365	48,439
Direct non-product costs	13,759	11,470
Gross margin	51,230	43,896
Less:
Personnel costs	16,977	14,245
Sales and marketing costs	5,483	3,684
Facility expenses	3,404	2,672
Depreciation and amortization	3,069	2,510
Travel and entertainment	2,302	2,750
Information technology	1,906	1,548
Professional fees	2,322	1,656
Shipping	1,029	1,149
Other	1,727	2,562
Income from operations	13,011	11,120
Interest expense	4	75
Income tax expense	2,782	2,694
Foreign currency exchange gain	(280)	(235)
Net income	$10,505	$8,586

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
16.    ACQUISITIONS OF BUSINESSES
The Company completed no acquisitions during the three months ended March 31, 2026. Purchase price accounting for acquisitions completed during the year ended December 31, 2025 is not yet finalized as the valuation models related to identified intangible assets and goodwill included in these acquisitions are not yet complete. We anticipate finalizing the accounting for these acquisitions within 12 months of the completion of each respective acquisition date. Purchase price accounting for prior years has been finalized.
During the three months ended March 31, 2026, the Company recorded measurement period adjustments related to the 2025 acquisitions. These adjustments increased the provisional fair value of customer relationships by approximately $1.6 million with a corresponding decrease to goodwill of approximately $1.6 million. These adjustments resulted from updated valuation information and refined appraisals received during the measurement period. The adjustments were recognized in the current period in accordance with ASC 805 and had no material impact on the Company's results of operations for the current or prior periods.

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
The Company began as a software company designing vehicle patterns used to produce cut-to-fit protective film for headlights and painted surfaces of automobiles. In 2007, we began selling automotive paint protection film products to complement our software business. As paint protection film technology improved and became more durable, awareness and adoption of paint protection film has continued to increase, driving significant industry growth over the last several years. Initial adoption of paint protection film came primarily from luxury car enthusiasts in the United States and Canada. These enthusiasts were primarily served by a growing automotive aftermarket of independent installers of automotive paint protection and window films. Internationally, nascent demand began to build as awareness and adoption in the United States and Canada continued to increase. Over the last few years, new car dealership interest in the product has increased due to their exposure to the aftermarket installer network, while OEM interest in the product increased through their exposure to the new car dealerships who were selling the product.

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
The following table is a reconciliation of Net Income to EBITDA for the three months ended March 31, 2026 and 2025 (in thousands):

	(Unaudited)
	Three Months Ended March 31,
	2026	2025	% Change
Net Income	$10,505	$8,586	22.4%
Interest	4	75	(94.7)%
Taxes	2,782	2,694	3.3%
Depreciation	1,623	1,535	5.7%
Amortization	2,059	1,521	35.4%
EBITDA	$16,973	$14,411	17.8%

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
Results of Operations
The following tables summarize the Company’s consolidated results of operations for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31, 2026	% of Total Revenue	Three Months Ended March 31, 2025	% of Total Revenue	$ Change	% Change
Total revenue	$117,354	100.0%	$103,805	100.0%	$13,549	13.1%
Total cost of sales	66,124	56.3%	59,909	57.7%	6,215	10.4%
Gross margin	51,230	43.7%	43,896	42.3%	7,334	16.7%
Total operating expenses	38,219	32.6%	32,776	31.6%	5,443	16.6%
Operating income	13,011	11.1%	11,120	10.7%	1,891	17.0%
Other income	(276)	(0.2)%	(160)	(0.2)%	(116)	72.5%
Income tax	2,782	2.4%	2,694	2.6%	88	3.3%
Net income	$10,505	9.0%	$8,586	8.3%	$1,919	22.4%

The following tables summarize revenue results for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,		%	% of Total Revenue
	2026	2025	Inc (Dec)	2026	2025
Product Revenue
Paint protection film	$61,664	$56,441	9.3%	52.5%	54.4%
Window film	23,257	18,635	24.8%	19.8%	18.0%
Other	3,793	3,636	4.3%	3.3%	3.5%
Total	$88,714	$78,712	12.7%	75.6%	75.9%

Service Revenue
Software	$2,226	$2,118	5.1%	1.9%	2.0%
Cutbank credits	2,095	3,673	(43.0)%	1.8%	3.5%
Installation labor	23,105	18,650	23.9%	19.7%	18.0%
Training and other	1,214	652	86.2%	1.0%	0.6%
Total	$28,640	$25,093	14.1%	24.4%	24.1%

Total	$117,354	$103,805	13.1%	100.0%	100.0%
Because many of our international customers require us to ship their orders to freight forwarders located in the United States, we cannot be certain about the ultimate destination of the product. The following table represents our estimate of sales by summarized geographic regions based on our understanding of ultimate product destination based on customer interactions, customer locations and other factors for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,		%	% of Total Revenue
	2026	2025	Inc (Dec)	2026	2025
United States	$63,842	$58,073	9.9%	54.4%	56.0%
Canada	8,400	9,426	(10.9)%	7.2%	9.1%
North America	72,242	67,499	7.0%	61.6%	65.1%
China	11,709	8,107	44.4%	10.0%	7.8%
Asia Other	5,693	4,550	25.1%	4.8%	4.3%
Asia Pacific	17,402	12,657	37.5%	14.8%	12.1%
EU, UK, and Africa	17,857	15,010	19.0%	15.2%	14.4%
India and Middle East	6,767	6,077	11.4%	5.8%	5.9%
Latin America	3,086	2,562	20.5%	2.6%	2.5%
Total	$117,354	$103,805	13.1%	100.0%	100.0%
Product Revenue. Product revenue for the three months ended March 31, 2026 increased 12.7% over the three months ended March 31, 2025. Product revenue represented 75.6% of our total revenue compared to 75.9% in the three months ended March 31, 2025. Revenue from our paint protection film product line increased 9.3% over the three months ended March 31, 2025. Paint protection film sales represented 52.5% and 54.4% of our total consolidated revenues for the three months ended March 31, 2026 and 2025, respectively. The total increase in paint protection film sales was due to increased demand for our film products across multiple regions.

Revenue from our window film product line grew 24.8% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Window film sales represented 19.8% and 18.0% of our total consolidated revenues for the three months ended March 31, 2026 and 2025, respectively. This increase was driven by continued demand resulting from increased product adoption in multiple regions for automotive window film led by our China and APAC regions resulting primarily from increasing our direct presence is these regions.
Geographically, we experienced continued growth in most of our regions during the three months ended March 31, 2026 including 44.4%, 25.1%, 19.0%, and in China, Asia-Other, and EU/UK/Africa, respectively. The increase in China was driven primarily by increased demand and incremental direct revenue resulting from the completion of our acquisition of our China distributor late in the third quarter of 2025. The increases in Asia-Other and EU/UK/Africa were driven primarily by increased product adoption and increased demand. Revenue from our Canada region declined 10.9% primarily due to timing of distributor sales. Normalizing for this timing, revenue would have grown 5.7%.
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
Service revenue grew 14.1% over the three months ended March 31, 2025. Installation labor revenue increased 23.9% over the three months ended March 31, 2025 due mainly to increased demand across our dealership services and OEM networks. Cutbank credit revenue declined due primarily to a reduction in the estimated fair value of a cutbank credit.
Total installation revenue (labor and product combined) increased 24.3% over the three months ended March 31, 2025. This represented 23.7% and 21.5% of our total consolidated revenue for the three months ended March 31, 2026 and 2025, respectively. These increases were primarily due to increased demand across our dealership services and OEM networks. Adjusted product revenue, which combines the cutbank credit revenue service component with product revenue, increased 10.2% over the three months ended March 31, 2025.
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
Product costs for the three months ended March 31, 2026 increased 8.1% over the three months ended March 31, 2025. Cost of product sales represented 44.6% and 46.7% of total revenue in the three months ended March 31, 2026 and 2025, respectively. Cost of service revenue grew 20.0% during the three months ended March 31, 2026. Refer to the Gross Margin section below for discussion of this cost relative to revenue.
Gross Margin
Gross margin for the three months ended March 31, 2026 grew approximately $7.3 million, or 16.7%, compared to the three months ended March 31, 2025. For the three months ended March 31, 2026, gross margin represented 43.7% of revenue compared to 42.3% for the three months ended March 31, 2025.

The following tables summarizes gross margin for product and services for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,		%	% of Category Revenue
	2026	2025	Inc (Dec)	2026	2025
Product margin	$36,349	$30,273	20.1%	41.0%	38.5%
Service margin	14,881	13,623	9.2%	52.0%	54.3%
Total	$51,230	$43,896	16.7%	43.7%	42.3%
Product gross margin for the three months ended March 31, 2026 increased approximately $6.1 million, or 20.1%, over the three months ended March 31, 2025 and represented 41.0% and 38.5% of total product revenue for the three months ended March 31, 2026 and 2025, respectively. The increase in gross margin percentage was due primarily to decreases in product costs, favorable changes in product mix and improved operating leverage.
Service gross margin increased approximately $1.3 million, or 9.2%, over the three months ended March 31, 2025. This represented 52.0% and 54.3% of total service revenue for the three months ended March 31, 2026 and 2025, respectively. The decrease was primarily due to the reduction in the estimated fair value of a cutbank credit. Excluding this reduction, service gross margin was 54.6%.
Operating Expenses
Sales and marketing expenses for the three months ended March 31, 2026 increased 27.7% compared to the same period in 2025. This increase was primarily due to increased personnel and marketing costs associated with ongoing growth in multiple markets as the Company increased the number of sponsorships and increased marketing efforts to dealerships and end customers. These expenses represented 12.9% and 11.4% of total consolidated revenue for the three months ended March 31, 2026 and 2025, respectively.
General and administrative expenses grew approximately $2.2 million, or 10.3% over the three months ended March 31, 2025. This increase in cost was due primarily to increases in personnel, occupancy costs and professional fees. Total General and Administrative expenses represented 19.6% and 20.1% of total consolidated revenue for the three months ended March 31, 2026 and 2025, respectively.
Income Tax Expense
Income tax expense for the three months ended March 31, 2026 increased $0.1 million from the three months ended March 31, 2025. Our effective tax rate was 20.9% for the three months ended March 31, 2026 compared with 23.9% for the three months ended March 31, 2025. The decrease in our effective rate was primarily due to a higher proportion of foreign earnings taxed at lower rates.
Net Income
Net income for the three months ended March 31, 2026 increased 22.4% to $10.5 million.

Liquidity and Capital Resources
Our primary sources of liquidity are available cash and cash equivalents, cash flows provided by operations and borrowing capacity under our credit facilities. As of March 31, 2026, we had cash and cash equivalents of $45.1 million. For the three months ended March 31, 2026, cash provided by operations was $7.4 million and as of March 31, 2026 we had $128.2 million in funds available under our credit facilities. We expect to continue to have sufficient access to cash to support working capital needs, pay for capital expenditures (including acquisitions), and to pay interest and service debt. We believe we have the ability and sufficient resources to meet these cash requirements by using available cash, internally generated funds and borrowings under committed credit facilities. We are focused on continuing to generate positive operating cash to fund our operational and capital investment initiatives. We believe we have sufficient liquidity to operate for at least the next 12 months from the date of this quarterly report.
Operating activities. Cash provided by operations totaled $7.4 million for the three months ended March 31, 2026, compared to $3.2 million during the three months ended March 31, 2025. This increase in cash flows from operating activities was mainly due to the timing of income tax payments and increases in accounts payable and other accrued liabilities offset by increases in inventory related to planned seasonal volume increases.
Investing activities. Cash used in investing activities totaled approximately $9.9 million during the three months ended March 31, 2026 compared to $1.6 million during the three months ended March 31, 2025. This increase was due primarily to an increase in deposits related to our supply chain initiatives.
Financing activities. Cash used in financing activities during the three months ended March 31, 2026 totaled $3.6 million compared to $0.2 million during the same period in the prior year. This change was due primarily to the purchase of treasury shares during 2026.
Debt and contingent obligations as of March 31, 2026 and December 31, 2025 totaled approximately $18.2 million and $20.0 million, respectively.
Future Liquidity and Capital Resource Requirements
We expect to fund ongoing operating expenses, capital expenditures, acquisitions, interest payments, tax payments, credit facility maturities, future lease obligations, and payments for other long-term liabilities with cash flow from operations and borrowings under our credit facility. In the short-term, we are contractually obligated to make lease payments and make payments on contingent liabilities related to certain completed acquisitions. In the long-term, we are contractually obligated to make lease payments, for contingent liabilities, and for repayment of borrowings on our line of credit. In addition, if an opportunity presents itself, we may increase our borrowing under available credit arrangements or sell debt or equity securities, although we may not be able to complete any such financing on terms acceptable to us or at all. We believe that we have sufficient cash and cash equivalents, as well as borrowing capacity, to cover our estimated short-term and long-term funding needs.

Credit Facilities
On September 11, 2025, XPEL entered into the Amendment to the Credit Agreement with Wells Fargo Bank, N.A., as Administrative Agent, and other lenders party thereto. The Amendment, among other things, extended the maturity of the Credit Agreement from April 6, 2026 to September 11, 2028. The Credit Agreement provides for secured revolving loans and letters of credit in an aggregate amount of up to $125 million, which is subject to the terms of the Credit Agreement. As of March 31, 2026 and December 31, 2025, the Company had no outstanding balances under the Credit Agreement. All capitalized terms in this description of the credit facility that are not otherwise defined in this Report have the meaning assigned to them in the Credit Agreement.
Borrowings under the Credit Agreement bear interest, at XPEL’s option, at a rate equal to either (a) Base Rate or (b) Adjusted Term SOFR. In addition to the applicable interest rate, the Credit Agreement includes a commitment fee ranging from 0.20% to 0.25% per annum for the unused portion of the aggregate commitment and an applicable margin ranging from 0.00% to 0.50% for Base Rate Loans and 1.00% to 1.50% for Adjusted Term SOFR Loans. At March 31, 2026, these rates were 6.8% and 4.7%, respectively. Both the margin applicable to the interest rate and the commitment fee are dependent on XPEL’s Consolidated Total Leverage Ratio. The Credit Agreement's maturity date is September 11, 2028.
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

The Company also has a CAD $4.5 million (approximately $3.2 million USD as of March 31, 2026) revolving credit facility through a financial institution in Canada, and is maintained by XPEL Canada Corp., a wholly-owned subsidiary of XPEL. This Canadian facility is utilized to fund the Company's working capital needs in Canada. This facility bears interest at the Royal Bank of Canada’s prime rate plus 0.25% per annum and is guaranteed by the parent company. As of March 31, 2026 and December 31, 2025, no balance was outstanding on this line of credit.
As of March 31, 2026 and December 31, 2025, the Company was in compliance with all debt covenants.
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
The following table provides information relating to our purchases of our Common Stock during the three months ended March 31, 2026:

	Total number of shares (or units) purchased (a)(b)	Average Price paid per share (or unit) (a)(b)	Total number of shares (or units) purchased as part of publicly announced plans or programs (c)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (d)(e)
January 1-31	—	$—	—	$—
February 1-28	—	—	—	—
March 1-31	68,021	43.23	68,021	44,059,160
Total	68,021	$43.23	68,021	$44,059,160
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

101
The following materials from XPEL’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income, (iv) the unaudited Consolidated Statements of  Equity, (v) the unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements
Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

XPEL, Inc. (Registrant)

	By:	/s/ Barry R. Wood
Barry R. Wood
Senior Vice President and Chief Financial Officer
May 8, 2026		(Authorized Officer and Principal Financial and Accounting Officer)