Form 10-Q
period 2026-06-30
XPEL, Inc.
filed 2026-08-07
CIK 1767258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______.
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

The registrant had 27,570,748 shares of common stock outstanding as of August 7, 2026.

Part I. Financial Information
Item 1. Financial Statements
XPEL, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	(Unaudited)	(Audited)
	June 30, 2026	December 31, 2025
Assets
Current
Cash and cash equivalents	$40,675	$50,864
Accounts receivable, net	53,613	49,846
Inventory	128,011	122,755
Prepaid expenses and other current assets	4,601	6,651
Income tax receivable	—	581
Total current assets	226,900	230,697
Property and equipment, net	104,460	15,797
Right-of-use lease assets	17,422	21,561
Intangible assets, net	53,702	49,620
Deferred tax asset, net	1,776	—
Other non-current assets	7,072	5,574
Goodwill	61,316	59,277
Total assets	$472,648	$382,526
Liabilities
Current
Short-term debt	$1,344	$59
Current portion lease liabilities	5,373	6,094
Accounts payable and accrued liabilities	57,157	54,289
Income tax payable	2,233	—
Other short-term liabilities	20,828	10,558
Total current liabilities	86,935	71,000
Deferred tax liability, net	—	120
Other long-term liabilities	10,324	9,511
Non-current portion of lease liabilities	13,377	16,710
Long-term debt	43,456	—
Total liabilities	154,092	97,341
Commitments and Contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value; authorized 10,000,000; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,717,393 and 27,682,807 issued, respectively	28	28
Additional paid-in-capital	19,822	18,049
Accumulated other comprehensive loss	(1,510)	(135)
Retained earnings	293,723	265,339
Treasury stock, 146,645 and 78,624 shares at cost, respectively	(5,938)	(2,999)
Stockholders' equity	306,125	280,282
Non-controlling interest	12,431	4,903
Total stockholders’ equity	318,556	285,185
Total liabilities and stockholders’ equity	$472,648	$382,526

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Product revenue	$111,674	$94,795	$200,388	$173,507
Service revenue	31,379	29,918	60,019	55,011
Total revenue	143,053	124,713	260,407	228,518

Cost of Sales
Cost of product sales	65,462	58,190	117,828	106,630
Cost of service	14,451	13,006	28,209	24,475
Total cost of sales	79,913	71,196	146,037	131,105
Gross Margin	63,140	53,517	114,370	97,413

Operating Expenses
Sales and marketing	15,386	11,862	30,549	23,737
General and administrative	24,539	22,357	47,595	43,258
Total operating expenses	39,925	34,219	78,144	66,995

Operating Income	23,215	19,298	36,226	30,418

Interest expense	262	7	266	83
Foreign currency exchange gain	(403)	(1,039)	(683)	(1,275)

Income before income taxes	23,356	20,330	36,643	31,610
Income tax expense	5,053	4,122	7,836	6,816
Net income	18,303	16,208	28,807	24,794
Net income (loss) attributed to non-controlling interest	264	(82)	423	(82)
Net income attributable to stockholders of the Company	$18,039	$16,290	$28,384	$24,876

Earnings per share attributable to stockholders of the Company
Basic	$0.65	$0.59	$1.03	$0.90
Diluted	$0.65	$0.59	$1.03	$0.90
Weighted Average Number of Common Shares
Basic	27,562	27,666	27,576	27,660
Diluted	27,643	27,673	27,654	27,675

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Other comprehensive income
Net income	$18,303	$16,208	$28,807	$24,794
Foreign currency translation	(567)	3,047	(1,375)	3,874
Total comprehensive income	17,736	19,255	27,432	28,668
Total comprehensive income attributable to:
Stockholders of the Company	17,472	19,337	27,009	28,750
Non-controlling interest	264	(82)	423	(82)
Total comprehensive income	$17,736	$19,255	$27,432	$28,668

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands)

Stockholders' Equity - Three Months Ended June 30,
	Common Stock		Additional Paid-in-Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Equity attributable to Stockholders of the Company	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of March 31, 2025	27,662	$28	$16,136	—	$—	$222,699	$(3,409)	$235,454	$—	$235,454
Net income	—	—	—	—	—	16,290	—	16,290	(82)	16,208
Foreign currency translation	—	—	—	—	—	—	3,047	3,047	—	3,047
Stock-based compensation	8	—	949	—	—	—	—	949	—	949
Balance as of June 30, 2025	27,670	$28	$17,085	—	$—	$238,989	$(362)	$255,740	$(82)	$255,658

Balance as of March 31, 2026	27,705	$28	18,680	(147)	(5,938)	275,684	(943)	287,511	5,079	292,590
Net income	—	—	—	—	—	18,039	—	18,039	264	18,303
Foreign currency translation	—	—	—	—	—	—	(567)	(567)	—	(567)
Stock-based compensation	12	—	1,142	—	—	—	—	1,142	—	1,142
Minority interest contribution	—	—	—	—	—	—	—	—	7,088	7,088
Balance as of June 30, 2026	27,717	$28	$19,822	(147)	$(5,938)	$293,723	$(1,510)	$306,125	$12,431	$318,556

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands)

Stockholders' Equity - Six Months Ended June 30,
	Common Stock		Additional Paid-in-Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Equity attributable to Stockholders of the Company	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2024	27,652	$28	$15,550	—	$—	$214,113	$(4,236)	$225,455	$—	$225,455
Net income	—	—	—	—	—	24,876	—	24,876	(82)	24,794
Foreign currency translation	—	—	—	—	—	—	3,874	3,874	—	3,874
Stock-based compensation	18	—	1,535	—	—	—	—	1,535	—	1,535
Balance as of June 30, 2025	27,670	$28	$17,085	—	$—	$238,989	$(362)	$255,740	$(82)	$255,658

Balance as of December 31, 2025	27,683	28	18,049	(79)	(2,999)	265,339	(135)	280,282	4,903	285,185
Net income	—	—	—	—	—	28,384	—	28,384	423	28,807
Foreign currency translation	—	—	—	—	—	—	(1,375)	(1,375)	—	(1,375)
Stock-based compensation	34	—	1,773	—	—	—	—	1,773	—	1,773
Purchase of treasury shares	—	—	—	(68)	(2,939)	—	—	(2,939)	—	(2,939)
Minority interest contribution	—	—	—	—	—	—	—	—	7,105	7,105
Balance as of June 30, 2026	27,717	$28	$19,822	(147)	$(5,938)	$293,723	$(1,510)	$306,125	$12,431	$318,556

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$28,807	$24,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	3,402	3,093
Amortization of intangible assets	4,220	3,059
(Gain) loss on sale of property and equipment	(11)	7
Stock compensation	2,215	1,696
Provision for credit losses	797	181
Deferred income tax	(1,571)	(1,902)

Changes in assets and liabilities:
Accounts receivable, net	(4,779)	(7,841)
Inventory, net	(4,066)	7,911
Prepaid expenses and other current assets	1,278	(1,899)
Income taxes receivable and payable	2,871	1,052
Accounts payable and accrued liabilities	5,005	966
Net cash provided by operating activities	38,168	31,117
Cash flows used in investing activities
Purchase of property, plant and equipment	(74,820)	(1,946)
Proceeds from sale of property and equipment	58	15
Acquisition of businesses, net of cash acquired	(7,136)	(184)
Development of intangible assets	(878)	(788)
Net cash used in investing activities	(82,776)	(2,903)
Cash flows from financing activities
Borrowings of debt	44,800	—
Restricted stock withholding taxes paid in lieu of issued shares	(442)	(161)
Repayments of debt	(59)	(98)
Payments of deferred acquisition consideration	(6,631)	—
Purchase of treasury shares	(2,939)	—
Net cash provided by (used in) financing activities	34,729	(259)
Net change in cash and cash equivalents	(9,879)	27,955
Foreign exchange impact on cash and cash equivalents	(310)	(451)
(Decrease) increase in cash and cash equivalents during the period	(10,189)	27,504
Cash and cash equivalents at beginning of period	50,864	22,087
Cash and cash equivalents at end of period	$40,675	$49,591

Supplemental schedule of non-cash activities
Non-cash acquisition consideration	$14,272	$—
Non-cash lease financing	$1,053	$2,840
Issuance of common stock for vested restricted stock units	$1,912	$521
Non-cash minority interest contribution	$7,088	$—

Supplemental cash flow information
Cash paid for income taxes	$6,613	$7,457
Cash paid for interest	$262	$89
See notes to condensed consolidated financial statements.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    INTERIM FINANCIAL INFORMATION
The accompanying (a) condensed consolidated balance sheet as of December 31, 2025, which has been derived from our audited consolidated financial statements as of and for the year ended December 31, 2025, and (b) unaudited interim condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 have been prepared by XPEL, Inc. (“XPEL” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns and seasonal, operating and other factors.
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
Goodwill - Goodwill represents the excess purchase price over the fair value of tangible net assets acquired in acquisitions after amounts have been allocated to intangible assets. Goodwill is tested for impairment at the reporting unit level on an annual basis (at December 31) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company recognized no goodwill impairment during the three and six months ended June 30, 2026 and 2025, and there is no significant accumulated impairment of goodwill from prior periods. Refer to Note 6, Goodwill for more information related to goodwill.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Use of Estimates - The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make judgments and estimates and form assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Estimates and underlying assumptions are reviewed on an ongoing basis. Actual outcomes may differ from these estimates under different assumptions and conditions.
Accounts Receivable - Accounts receivable are shown net of allowances for expected credit losses of $0.7 million and $0.1 million as of June 30, 2026 and December 31, 2025, respectively. The Company evaluates the adequacy of its allowances by analyzing the aging of receivables, customer financial condition, historical collection experience, the value of any collateral and other economic and industry factors. Actual collections may differ from historical experience, and if economic, business or customer conditions deteriorate significantly, adjustments to these reserves may be required. When the Company becomes aware of factors that indicate a change in a specific customer’s ability to meet its financial obligations, the Company records a specific reserve for credit losses.
Property, Plant and Equipment - The following table presents geographic property, plant and equipment, net of accumulated depreciation, by region as of the dates set forth below (in thousands):

	June 30, 2026	December 31, 2025
United States	$83,174	$11,056
China	17,157	127
Canada	2,047	2,440
Europe	1,156	1,243
Other	926	931
Consolidated	$104,460	$15,797
Goodwill - The following table presents geographic goodwill by region as of the dates set forth below (in thousands):

	June 30, 2026	December 31, 2025
United States	$24,811	$24,811
China	14,830	12,165
Canada	10,008	10,392
Europe	5,933	6,084
Other	5,734	5,825
Consolidated	$61,316	$59,277
Intangible Assets - The following table presents geographic intangible assets, net by region as of the dates set forth below (in thousands):

	June 30, 2026	December 31, 2025
China	$27,364	$19,724
United States	18,639	20,164
Canada	3,437	3,948
Europe	2,170	3,488
Other	2,092	2,296
Consolidated	$53,702	$49,620

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Provisions and Warranties - We provide a warranty on our products. Liabilities under the warranty policy are based on a review of historical warranty claims. Adjustments are made to the accruals as claims and data experience warrant. Our liabilities for warranties as of June 30, 2026 and December 31, 2025 were $0.4 million and $0.3 million, respectively. The following tables present a summary of our accrued warranty liabilities, which are recorded within the Company's accounts payable and accrued liabilities, for the six months ended June 30, 2026 and the twelve months ended December 31, 2025 (in thousands):

2026
Warranty liability, January 1	$307
Warranties assumed in period	1,187
Payments	(1,077)
Warranty liability, June 30	$417

2025
Warranty liability, January 1	$738
Warranties assumed in period	472
Payments	(903)
Warranty liability, December 31	$307
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
Under its contracts with customers, the Company stands ready to deliver product upon receipt of a purchase order. Accordingly, the Company has no performance obligations under its contracts until its customers submit a purchase order. The Company does not enter into commitments to provide goods or services that have terms greater than one year. In limited cases, the Company does require payment in advance of shipping product. Typically, product is shipped within a few days after prepayment is received. Additionally, in some cases, customers pay for services in advance of their performance. These prepayments are recorded as contract liabilities on the condensed consolidated balance sheet and are included in accounts payable and accrued liabilities (Note 9). As the performance obligation is part of a contract that has an original expected duration of less than one year, the Company has applied the practical expedient under the Accounting Standards Codification Topic 606 ("ASC 606") to omit disclosures regarding remaining performance obligations.
When the Company transfers goods or provides services to a customer, payment is due, subject to normal terms, and is not conditional on anything other than the passage of time. Typical payment terms range from due upon receipt to due within 30 days, depending on the type of customer and relationship.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The following table summarizes transactions within contract liabilities for the three and six months ended June 30, 2026 (in thousands):

Balance, December 31, 2025	$4,795
Revenue recognized and payments made related to amounts included in the December 31, 2025 balance	(4,604)
Payments received for which performance obligations have not been satisfied	8,296
Effect of foreign currency translation	(11)
Balance, March 31, 2026	$8,476
Revenue recognized and payments made related to amounts included in the March 31, 2026 balance	(8,043)
Payments received for which performance obligations have not been satisfied	8,623
Effect of foreign currency translation	16
Balance, June 30, 2026	$9,072
The table below sets forth the disaggregation of revenue by product category for the periods indicated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product Revenue
Paint protection film	$74,822	$62,666	$136,486	$119,106
Window film	32,459	27,959	55,716	46,594
Other	4,393	4,170	8,186	7,807
Total	$111,674	$94,795	$200,388	$173,507

Service Revenue
Software	$2,258	$2,180	$4,484	$4,299
Cutbank credits	1,918	4,523	4,013	8,195
Installation labor	25,328	22,448	48,433	41,098
Other	1,875	767	3,089	1,419
Total	$31,379	$29,918	$60,019	$55,011

Total	$143,053	$124,713	$260,407	$228,518

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Because many of our international customers require us to ship their orders to freight forwarders located in the United States, we cannot be certain about the ultimate destination of the product. The following table represents our estimate of sales by geographic regions based on our understanding of ultimate product destination based on customer interactions, customer locations and other factors for the periods set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$78,586	$70,380	$142,429	$128,453
Canada	15,795	14,254	24,194	23,680
North America	94,381	84,634	166,623	152,133
China	15,924	7,705	27,633	15,811
Asia Other	6,178	5,428	11,871	9,986
Asia Pacific	22,102	13,133	39,504	25,797
EU, UK, and Africa	16,961	17,360	34,818	32,362
India and Middle East	6,410	6,746	13,177	12,824
Latin America	3,199	2,840	6,285	5,402
Total	$143,053	$124,713	$260,407	$228,518
4.    PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following as of the dates set forth below (in thousands):

	June 30, 2026	December 31, 2025
Furniture and fixtures	$5,316	$5,155
Computer equipment	6,233	5,892
Vehicles	1,118	1,178
Equipment	23,816	6,294
Leasehold improvements	11,535	14,067
Buildings	36,943	—
Plotters	6,459	5,990
Land	10,176	—
Construction in Progress	27,112	1,097
Total property and equipment	$128,708	$39,673
Less: accumulated depreciation	24,248	23,876
Property and equipment, net	$104,460	$15,797
The buildings are depreciated on a straight-line basis over estimated useful lives of 39 years.
Depreciation expense for the three months ended June 30, 2026 and 2025 was $1.8 million and $1.6 million, respectively. For the six months ended June 30, 2026 and 2025, depreciation expense was $3.4 million and $3.1 million, respectively.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
During the six months ended June 30, 2026, the Company acquired the Properties (as defined below) for approximately $61.3 million, which consisted of land of $10.2 million, buildings of $36.9 million, and a vacant building of $14.2 million classified as construction in progress pending its intended use. The remaining construction in progress balance of $12.9 million relates primarily to manufacturing equipment, which is expected to be completed and placed in service during 2027.
5.    INTANGIBLE ASSETS, NET
Intangible assets consists of the following as of the dates set forth below (in thousands):

	June 30, 2026	December 31, 2025
Trademarks	$2,264	$1,663
Software	9,876	9,108
Trade name	1,136	2,240
Contractual and customer relationships	70,976	63,944
Non-compete	427	437
Other	726	732
Total at cost	$85,405	$78,124
Less: Accumulated amortization	31,703	28,504
Intangible assets, net	$53,702	$49,620
Amortization expense for the three months ended June 30, 2026 and 2025 was $2.2 million and $1.5 million, respectively. For the six months ended June 30, 2026 and 2025, amortization expense was $4.2 million and $3.1 million, respectively.
6.    GOODWILL
The following table summarizes goodwill transactions for the six months ended June 30, 2026 and the twelve months ended December 31, 2025 (in thousands):

2026
Balance at December 31, 2025	$59,277
Additions and purchase price allocation adjustments	2,350
Foreign exchange	(311)
Balance at June 30, 2026	$61,316

2025
Balance at December 31, 2024	$44,126
Additions and purchase price allocation adjustments	13,826
Foreign exchange	1,325
Balance at December 31, 2025	$59,277
For details related to acquisitions and purchase price allocations completed during the six months ended June 30, 2026, refer to Note 16, Acquisitions of Businesses.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7.    INVENTORIES
The components of inventory are summarized as follows as of the dates set forth below (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$19,825	$15,618
Work in process	4,115	1,826
Finished goods	104,071	105,311
	$128,011	$122,755
8.    DEBT
REVOLVING FACILITIES
On September 11, 2025, the Company entered into the First Amendment (the “First Amendment”) to its Credit Agreement, dated April 6, 2023 (as amended, the “Credit Agreement”) with Wells Fargo Bank, N.A., as Administrative Agent, and other lenders party thereto. The Amendment, among other things, extended the maturity of the Credit Agreement from April 6, 2026 to September 11, 2028. The Credit Agreement provides for secured revolving loans and letters of credit in an aggregate amount of up to $125 million, which is subject to the terms of the Credit Agreement. As of June 30, 2026 and December 31, 2025, the Company had no outstanding balances under the Credit Agreement. All capitalized terms in this description of the Credit Agreement, that are not otherwise defined in this Report, have the meaning assigned to them in the Credit Agreement.
Borrowings under the Credit Agreement bear interest, at XPEL’s option, at a rate equal to either (a) Base Rate or (b) Adjusted Term SOFR. In addition to the applicable interest rate, the Credit Agreement includes a commitment fee ranging from 0.20% to 0.25% per annum for the unused portion of the aggregate commitment and an applicable margin ranging from 0.00% to 0.50% for Base Rate Loans and 1.00% to 1.50% for Adjusted Term SOFR Loans. At June 30, 2026, these rates were 6.8% and 4.7%, respectively. Both the margin applicable to the interest rate and the commitment fee are dependent on XPEL’s Consolidated Total Leverage Ratio. The Credit Agreement's maturity date is September 11, 2028.
Obligations under the Credit Agreement are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in all of XPEL’s material property and assets, other than the assets which secure the Term Loan.
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

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
On May 15, 2026, the Company entered into a second amendment (the "Second Amendment") to the Credit Agreement with Wells Fargo Bank, N.A. (the "Credit Facility Amendment”). The Second Amendment was made in connection with the purchase of four properties located in San Antonio, Texas (the "Properties") made by Harvest Ventures Holding Company (“Harvest”), a wholly-owned subsidiary of the Company. The Credit Facility Amendment permits Harvest to incur indebtedness under the term loan described below (the "Term Loan") and the Company to (a) guarantee the Term Loan, (b) assign the real estate purchase agreement for the properties to Harvest, and (c) make an equity investment of up to $18.0 million in Harvest and in Harvest Industrial Corporation (a wholly-owned subsidiary of the Company formed to hold an air permit required by the Texas Commission on Environmental Quality) in connection with the acquisition of the Properties and certain other expenditures related to the Properties.

The Company also has a CAD $4.5 million (approximately $3.2 million USD as of June 30, 2026) revolving credit facility through a financial institution in Canada, and is maintained by XPEL Canada Corp., a wholly-owned subsidiary of XPEL. This Canadian facility is utilized to fund the Company's working capital needs in Canada. This facility bears interest at the Royal Bank of Canada’s prime rate plus 0.25% per annum and is guaranteed by the parent company. As of June 30, 2026 and December 31, 2025, no balance was outstanding on this line of credit.
TERM LOAN
On May 15, 2026, Harvest entered into a $44.8 million term loan agreement (the "Term Loan") with PNC Bank, N.A. (“PNC”), secured by the Properties.
Borrowings outstanding bear interest at the sum of (a) the Term SOFR Rate in effect on each Reset Date (defined as the closing date or the last day of every month thereafter, unless the last day falls on a non-business day, upon which the Reset Date shall be the first business day after the last day of the month), plus (b) 125 basis points (1.25%), matures ten years from the closing date on May 15, 2036, and amortizes over a twenty-five year period. The interest rate at closing was 4.7% per annum. At June 30, 2026, the interest rate was 4.9%.
The Term Loan is secured by the assets owned by Harvest and is subject to customary representations, warranties, covenants, and events of default. Upon the occurrence of an event of default, PNC may, among other remedies, accelerate the outstanding principal balance and accrued interest and foreclose on the Properties. As of June 30, 2026, $44.8 million in principal was outstanding, $1.3 million of which was classified as current and $43.5 million as long-term on the Condensed Consolidated Balance Sheet. Debt issuance costs incurred in connection with this term loan were not material to the condensed consolidated financial statements.
The Term Loan includes certain affirmative and negative covenants that require, among other things, Harvest to maintain its legal existence and good standing, comply with applicable laws, maintain accounting records, deliver financial statements and compliance certifications on a timely basis, pay taxes as required by law, maintain insurance coverage, and maintain its depository accounts with PNC Bank, as well as to forgo certain specified future activities, including incurring additional indebtedness other than indebtedness under the Credit Agreement or not otherwise permitted under the Credit Agreement, granting liens on its assets, guaranteeing third-party obligations, paying dividends except as permitted under the Credit Agreement, merging or transferring substantially all of its assets, or changing its ownership or management, and certain other customary covenants. The Term Loan provides for two financial covenants which become effective after the Credit Agreement with Wells Fargo and any refinancing of the Credit Agreement ceases to be in effect as follows:
As of the last day of each fiscal quarter:
1.XPEL shall not allow its Consolidated Total Leverage Ratio to exceed 3.50 to 1.00, and
2.XPEL shall not allow its Consolidated Interest Coverage Ratio to be less than 3.00 to 1.00.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents future maturities of the Term Loan as of June 30, 2026 (in thousands):

Remainder of 2026	$448
2027	1,792
2028	1,792
2029	1,792
2030	1,792
Thereafter	37,184
Total	$44,800

9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following table presents significant accounts payable and accrued liability balances as of the dates set forth below (in thousands):

	June 30, 2026	December 31, 2025
Trade payables	$37,892	$37,771
Payroll liabilities	6,159	7,814
Contract liabilities	9,072	4,795
Other liabilities	4,034	3,909
	$57,157	$54,289
10.    OTHER SHORT-TERM LIABILITIES
The following table presents significant other short-term liability balances as of the dates set forth below (in thousands):

	June 30, 2026	December 31, 2025
Contingent consideration - acquisitions	$6,382	$10,530
Acquisition holdback payments	14,446	28
	$20,828	$10,558
The contingent consideration - acquisitions represents the estimated value of acquired inventory that may be sold above its net realizable value. Acquisition holdback payments refer to portions of the acquisition purchase price that are deferred beyond the closing date, including installment payments payable on a scheduled basis, as well as amounts withheld to address potential post-closing adjustments, obligations, or other amounts otherwise payable.
11.    FAIR VALUE MEASUREMENTS
ASC 820 prioritizes the inputs to valuation techniques used to measure fair value into the following hierarchy:
Level 1 – Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, our line of credit, and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, our line of credit, and short-term borrowings approximate fair value because of the near-term maturities of these financial instruments. The carrying value of the Company’s debt approximates fair value due to the relatively short-term nature and interest rates of the notes. The carrying value of the Company's long-term debt approximates fair value due to the interest rates being market rates.
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
Level 3 liabilities measured at fair value on a recurring basis as of the dates set forth below are as follows (in thousands):

	June 30, 2026	December 31, 2025
Level 3:
Contingent Liabilities	$15,946	$19,966
The following table presents a summary of the changes in fair value of Level 3 liabilities for the six months ended June 30, 2026 and the twelve months ended December 31, 2025, respectively (in thousands):

	June 30, 2026	December 31, 2025
Beginning balance	$19,966	$1,816
New acquisitions and measurement adjustments	25	25,037
Recognized contingent liabilities	(4,541)	(6,341)
Fair value adjustments	(194)	(613)
Effect of foreign currency translation	690	67
Ending balance	$15,946	$19,966
Level 3 contingent liabilities were updated during the reporting period as a result of valuation adjustments. The valuation adjustments are reflected in general and administrative expenses in the Consolidated Statements of Income for the six months ended June 30, 2026 and the twelve months ended December 31, 2025, respectively.

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
13.    CAPITAL STOCK
Common Stock
Common stock shares issued at June 30, 2026 and December 31, 2025 were 27,717,393 and 27,682,807, respectively. Common stock shares outstanding at June 30, 2026 and December 31, 2025 were 27,570,748 and 27,604,183, respectively. Par value of these shares for these same dates was $0.03 million.
Preferred Stock
At June 30, 2026 and December 31, 2025 there were no preferred stock shares issued and outstanding.
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
During the six months ended June 30, 2026, the Company repurchased 68,021 shares on the open market at an average price of $43.23 per share, for a total amount of $2.9 million, excluding brokerage commissions and accrued excise tax. No shares were repurchased during the six months ended June 30, 2025. As of June 30, 2026 and December 31, 2025, $44.1 million and $47.0 million were available for share repurchases under the program, respectively.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
14.    EARNINGS PER SHARE
We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes effect of granted incremental restricted stock units.
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share for the periods set forth below (in thousands except per share values):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator	2026	2025	2026	2025
Net income attributable to stockholders of the Company	$18,039	$16,290	$28,384	$24,876
Denominator
Weighted average basic shares	27,562	27,666	27,576	27,660
Dilutive effect of restricted stock units	81	7	78	15
Weighted average diluted shares	27,643	27,673	27,654	27,675
Earnings per share
Basic	$0.65	$0.59	$1.03	$0.90
Diluted	$0.65	$0.59	$1.03	$0.90
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
The CODM reviews balance sheet information on a consolidated basis which is reflected in the Company's Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025. The CODM uses gross margin and income from operations to evaluate return on total assets in deciding whether to invest in the development and expansion of our condensed consolidated operations or into strategic transactions, such as acquisitions. Both metrics are also used to monitor budget versus actual results, perform competitive benchmarking analyses, and are considered in evaluating our executives’ compensation.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents our significant expense categories included in our reported measure of segment profitability for the periods set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenue	$143,053	$124,713	$260,407	$228,518
Less:
Direct product costs	65,462	58,190	117,828	106,630
Direct non-product costs	14,451	13,006	28,209	24,475
Gross margin	63,140	53,517	114,370	97,413
Less:
Personnel costs	17,976	15,129	34,952	29,374
Sales and marketing costs	4,850	3,074	10,333	6,758
Facility expenses	3,174	2,782	6,578	5,454
Depreciation and amortization	3,382	2,544	6,451	5,054
Travel and entertainment	2,452	1,767	4,754	4,517
Information technology	2,120	1,610	4,026	3,158
Professional fees	2,032	2,022	4,354	3,678
Shipping	1,069	1,529	2,098	2,678
Other	2,870	3,762	4,598	6,324
Income from operations	23,215	19,298	36,226	30,418
Interest expense	262	7	266	83
Income tax expense	5,053	4,122	7,836	6,816
Foreign currency exchange gain	(403)	(1,039)	(683)	(1,275)
Net income	$18,303	$16,208	$28,807	$24,794

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
16.    ACQUISITIONS OF BUSINESSES
In May 2026, the Company acquired certain assets from a manufacturer in China (the "China Manufacturer") through the formation of a new majority-owned subsidiary, NQL, in which the company obtained a 75% controlling interest, for a purchase price of $21.4 million. This acquisition was completed as part of our strategy to invest in the manufacturing and supply chain and to expand our manufacturing presence in China. Transaction-related costs incurred in connection with this acquisition were not material to the condensed consolidated financial statements.
Our valuation models related to inventory and other working capital, identified tangible assets, identified intangible assets, and goodwill included in this acquisition are not yet finalized and these figures are presented on a preliminary basis. Valuation of these items will be finalized within 12 months of the acquisition date. Accordingly, the total preliminary purchase price allocation for the acquisition of assets of the China Manufacturer completed during the six months ended June 30, 2026, is as follows (in thousands):

Aggregate Purchase Price
Cash[1]	$21,408
Contingent consideration	—
$21,408

Aggregate Allocation
Inventory	1,311
Property and equipment	9,916
Trademark[2]	496
Customer Relationships[2]	5,812
Goodwill[3]	3,873
$21,408
[1]Total cash consideration is comprised of amounts paid on closing dates plus holdback amounts to be paid in the future.

[2]The weighted average useful life of acquired amortizable intangible assets is 9 years.

[3]The full value of this acquired goodwill is expected to be tax deductible.

The aggregate revenue and the net income from the acquisition completed in the six months ended June 30, 2026 that has been consolidated into our condensed consolidated financial statements was $1.6 million and $0.1 million, respectively. The following unaudited pro forma financial information presents our results, including expenses relating to the amortization of intangibles purchased, as if this acquisition had occurred on January 1, 2026 and 2025, respectively (in thousands):

	Six Months Ended June 30,

	2026	2025
Revenue	$275,234	$240,525
Net income	$29,363	$24,807

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Purchase price accounting for acquisitions completed during the second half of the year ended December 31, 2025 is not yet finalized as the valuation models related to identified intangible assets and goodwill included in these acquisitions are not yet complete. We anticipate finalizing the accounting for these acquisitions within 12 months of the completion of each respective acquisition date.

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

In May 2026 we purchased a four-building site totaling 431,525 square feet in San Antonio, Texas (the "Properties") in which the Company was a substantial tenant for $60.4 million which will serve as the centerpiece of the Company's North American manufacturing and operations footprint. In addition, we acquired a manufacturing facility in China to augment the Company's growing presence in the region.
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

The following table is a reconciliation of Net Income to EBITDA for the three and six months ended June 30, 2026 and 2025 (in thousands):

	(Unaudited)			(Unaudited)
	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Net Income	$18,303	$16,208	12.9%	$28,807	$24,794	16.2%
Interest	262	7	3642.9%	266	83	220.5%
Taxes	5,053	4,122	22.6%	7,836	6,816	15.0%
Depreciation	1,780	1,557	14.3%	3,402	3,093	10.0%
Amortization	2,161	1,538	40.5%	4,220	3,059	38.0%
EBITDA	$27,559	$23,432	17.6%	$44,531	$37,845	17.7%
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

Results of Operations
The following tables summarize the Company’s consolidated results of operations for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30, 2026	% of Total Revenue	Three Months Ended June 30, 2025	% of Total Revenue	$ Change	% Change
Total revenue	$143,053	100.0%	$124,713	100.0%	$18,340	14.7%
Total cost of sales	79,913	55.9%	71,196	57.1%	8,717	12.2%
Gross margin	63,140	44.1%	53,517	42.9%	9,623	18.0%
Total operating expenses	39,925	27.9%	34,219	27.4%	5,706	16.7%
Operating income	23,215	16.2%	19,298	15.5%	3,917	20.3%
Other (income) expense, net	(141)	(0.1)%	(1,032)	(0.8)%	891	(86.3)%
Income tax	5,053	3.5%	4,122	3.3%	931	22.6%
Net income	$18,303	12.8%	$16,208	13.0%	$2,095	12.9%

	Six Months Ended June 30, 2026	% of Total Revenue	Six Months Ended June 30, 2025	% of Total Revenue	$ Change	% Change
Total revenue	$260,407	100.0%	$228,518	100.0%	$31,889	14.0%
Total cost of sales	146,037	56.1%	131,105	57.4%	14,932	11.4%
Gross margin	114,370	43.9%	97,413	42.6%	16,957	17.4%
Total operating expenses	78,144	30.0%	66,995	29.3%	11,149	16.6%
Operating income	36,226	13.9%	30,418	13.3%	5,808	19.1%
Other (income) expense, net	(417)	(0.2)%	(1,192)	(0.5)%	775	(65.0)%
Income tax	7,836	3.0%	6,816	3.0%	1,020	15.0%
Net income	$28,807	11.1%	$24,794	10.8%	$4,013	16.2%

The following tables summarize revenue results for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30,		%	% of Total Revenue
	2026	2025	Inc (Dec)	2026	2025
Product Revenue
Paint protection film	$74,822	$62,666	19.4%	52.3%	50.2%
Window film	32,459	27,959	16.1%	22.7%	22.4%
Other	4,393	4,170	5.3%	3.1%	3.4%
Total	$111,674	$94,795	17.8%	78.1%	76.0%

Service Revenue
Software	$2,258	$2,180	3.6%	1.6%	1.7%
Cutbank credits	1,918	4,523	(57.6)%	1.3%	3.6%
Installation labor	25,328	22,448	12.8%	17.7%	18.0%
Training and other	1,875	767	144.5%	1.3%	0.7%
Total	$31,379	$29,918	4.9%	21.9%	24.0%

Total	$143,053	$124,713	14.7%	100.0%	100.0%

	Six Months Ended June 30,		%	% of Total Revenue
	2026	2025	Inc (Dec)	2026	2025
Product Revenue
Paint protection film	$136,486	$119,106	14.6%	52.4%	52.1%
Window film	55,716	46,594	19.6%	21.4%	20.4%
Other	8,186	7,807	4.9%	3.2%	3.4%
Total	$200,388	$173,507	15.5%	77.0%	75.9%

Service Revenue
Software	$4,484	$4,299	4.3%	1.7%	1.9%
Cutbank credits	4,013	8,195	(51.0)%	1.5%	3.6%
Installation labor	48,433	41,098	17.8%	18.6%	18.0%
Training and other	3,089	1,419	117.7%	1.2%	0.6%
Total	$60,019	$55,011	9.1%	23.0%	24.1%

Total	$260,407	$228,518	14.0%	100.0%	100.0%

Because many of our international customers require us to ship their orders to freight forwarders located in the United States, we cannot be certain about the ultimate destination of the product. The following table represents our estimate of sales by summarized geographic regions based on our understanding of ultimate product destination based on customer interactions, customer locations and other factors for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30,		%	% of Total Revenue
	2026	2025	Inc (Dec)	2026	2025
United States	$78,586	$70,380	11.7%	54.9%	56.4%
Canada	15,795	14,254	10.8%	11.0%	11.5%
North America	94,381	84,634	11.5%	65.9%	67.9%
China	15,924	7,705	106.7%	11.1%	6.2%
Asia Other	6,178	5,428	13.8%	4.3%	4.3%
Asia Pacific	22,102	13,133	68.3%	15.4%	10.5%
EU, UK, and Africa	16,961	17,360	(2.3)%	11.9%	13.9%
India and Middle East	6,410	6,746	(5.0)%	4.5%	5.4%
Latin America	3,199	2,840	12.6%	2.3%	2.3%
Total	$143,053	$124,713	14.7%	100.0%	100.0%

	Six Months Ended June 30,		%	% of Total Revenue
	2026	2025	Inc (Dec)	2026	2025
United States	$142,429	$128,453	10.9%	54.7%	56.2%
Canada	24,194	23,680	2.2%	9.3%	10.4%
North America	166,623	152,133	9.5%	64.0%	66.6%
China	27,633	15,811	74.8%	10.6%	6.9%
Asia Other	11,871	9,986	18.9%	4.6%	4.4%
Asia Pacific	39,504	25,797	53.1%	15.2%	11.3%
EU, UK, and Africa	34,818	32,362	7.6%	13.4%	14.2%
India and Middle East	13,177	12,824	2.8%	5.1%	5.6%
Latin America	6,285	5,402	16.3%	2.3%	2.3%
Total	$260,407	$228,518	14.0%	100.0%	100.0%
Product Revenue. Product revenue for the three months ended June 30, 2026 increased 17.8% over the three months ended June 30, 2025. Product revenue represented 78.1% of our total revenue compared to 76.0% in the three months ended June 30, 2025. Revenue from our paint protection film product line increased 19.4% over the three months ended June 30, 2025. Paint protection film sales represented 52.3% and 50.2% of our total consolidated revenues for the three months ended June 30, 2026 and 2025, respectively. The total increase in paint protection film sales was primarily due to increased paint protection film sales into China resulting from our increased direct presence and increased demand for our film products across the US and Canada.

Revenue from our window film product line grew 16.1% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Window film sales represented 22.7% and 22.4% of our total consolidated revenues for the three months ended June 30, 2026 and 2025, respectively. This increase was driven by continued demand resulting from increased product adoption in multiple regions for automotive window film led by our China and APAC regions resulting primarily from increasing our direct presence in these regions.
Geographically, we experienced continued growth in most of our regions during the three months ended June 30, 2026 including 106.7% and 13.8% in China and Asia-Other, respectively. The increase in China revenue was driven primarily by higher customer demand and the recognition of incremental direct revenues following the acquisition of our China distributor, completed late in the third quarter of 2025. US revenues increased 11.7% due primarily to increased demand. These increases were offset by a slight decrease in Europe revenue due primarily to timing of distributor sales and the on-going conflict in Iran and a 5.0% decrease India/Middle East revenue due primarily to the on-going conflict in Iran.
Product Revenue. Product revenue for the six months ended June 30, 2026 increased 15.5% over the six months ended June 30, 2025. Product revenue represented 77.0% of our total revenue compared to 75.9% in the six months ended June 30, 2025. Revenue from our paint protection film product line increased 14.6% over the six months ended June 30, 2025. Paint protection film sales represented 52.4% and 52.1% of our total consolidated revenues for the six months ended June 30, 2026 and 2025, respectively. The total increase in paint protection film sales was due to increased demand for our film products across multiple regions and the recognition of incremental direct revenues following the acquisition of our China distributor, completed late in the third quarter of 2025.
Revenue from our window film product line grew 19.6% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Window film sales represented 21.4% and 20.4% of our total consolidated revenues for the six months ended June 30, 2026 and 2025, respectively. This increase was driven by continued demand resulting from increased product adoption in multiple regions for automotive window film led by our China and APAC regions resulting primarily from increasing our direct presence in these regions.
Geographically, we experienced continued growth in all of our regions during the six months ended June 30, 2026 including 74.8%, 18.9%, 10.9% in China, Asia-Other, and in the United States, respectively. The increase in China revenue was driven primarily by higher customer demand and the recognition of incremental direct revenues following the acquisition of our China distributor, completed late in the third quarter of 2025. The increases in Asia-Other and the United States were driven primarily by increased product adoption and increased demand.
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
Service revenue grew 4.9% over the three months ended June 30, 2025. Installation labor revenue increased 12.8% over the three months ended June 30, 2025 due mainly to increased demand across our dealership services and OEM networks. Cutbank credit revenue declined due primarily to a reduction in the estimated fair value of a cutbank credit. Excluding cutbank credit revenue, total service revenue for the three months ended June 30, 2026 increased 16.0% over the three months ended June 30, 3035

Service revenue for the six months ended June 30, 2026 grew 9.1% over the six months ended June 30, 2025. Within this category, software revenue grew 4.3% over the six months ended June 30, 2025. This increase was due to an increase in total subscribers to our DAP software. Installation labor revenue increased 17.8% over the six months ended June 30, 2025 due mainly to increased demand across our dealership services and OEM networks. Excluding cutbank credit revenue, total service revenue for the six months ended June 30, 2026 increased 19.6% over the six months ended June 30, 3035
Total installation revenue (labor and product combined) increased 10.8% over the three months ended June 30, 2025. This represented 21.3% and 22.0% of our total consolidated revenue for the three months ended June 30, 2026 and 2025, respectively. These increases were primarily due to increased demand in our corporate owned stores and across our dealership services and OEM networks. Total installation revenue (labor and product combined) increased 16.9% over the six months ended June 30, 2025. This represented 22.4% and 21.8% of our total consolidated revenue for the six months ended June 30, 2026 and 2025, respectively. These increases were primarily due to increased demand in our corporate owned stores and across our dealership services and OEM networks. Adjusted product revenue, which combines the cutbank credit revenue service component with product revenue, increased 14.4% over the three months ended June 30, 2025. Adjusted product revenue increased 12.5% over the six months ended June 30, 2025.
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
Product costs for the three months ended June 30, 2026 increased 12.5% over the three months ended June 30, 2025. Cost of product sales represented 45.8% and 46.7% of total revenue in the three months ended June 30, 2026 and 2025, respectively. Cost of service revenue grew 11.1% during the three months ended June 30, 2026. Refer to the Gross Margin section below for discussion of this cost relative to revenue.
Product costs for the six months ended June 30, 2026 increased 10.5% over the six months ended June 30, 2025. Cost of product sales represented 45.2% and 46.7% of total revenue in the six months ended June 30, 2026 and 2025, respectively. Cost of service revenue grew 15.3% during the six months ended June 30, 2026. Refer to the Gross Margin section below for discussion of this cost relative to revenue.
Gross Margin
Gross margin for the three months ended June 30, 2026 grew approximately $9.6 million, or 18.0%, compared to the three months ended June 30, 2025. For the three months ended June 30, 2026, gross margin represented 44.1% of revenue compared to 42.9% for the three months ended June 30, 2025.
Gross margin for the six months ended June 30, 2026 grew approximately $17.0 million, or 17.4%, compared to the six months ended June 30, 2025. For the six months ended June 30, 2026, gross margin represented 43.9% of revenue compared to 42.6% for the six months ended June 30, 2025.

The following tables summarizes gross margin for product and services for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30,		%	% of Category Revenue
	2026	2025	Inc (Dec)	2026	2025
Product margin	$46,212	$36,605	26.2%	41.4%	38.6%
Service margin	16,928	16,912	0.1%	53.9%	56.5%
Total	$63,140	$53,517	18.0%	44.1%	42.9%

	Six Months Ended June 30,		%	% of Category Revenue
	2026	2025	Inc (Dec)	2026	2025
Product margin	$82,560	$66,877	23.5%	41.2%	38.5%
Service margin	31,810	30,536	4.2%	53.0%	55.5%
Total	$114,370	$97,413	17.4%	43.9%	42.6%
Product gross margin for the three months ended June 30, 2026 increased approximately $9.6 million, or 26.2%, over the three months ended June 30, 2025 and represented 41.4% and 38.6% of total product revenue for the three months ended June 30, 2026 and 2025, respectively. The increase in gross margin percentage was due primarily to decreases in product costs, favorable changes in product mix improved operating leverage and the on-going sell through of higher cost inventory acquired in our China distributor acquisition in September 2025.
Product gross margin for the six months ended June 30, 2026 increased approximately $15.7 million, or 23.5%, over the six months ended June 30, 2025 and represented 41.2% and 38.5% of total product revenue for the six months ended June 30, 2026 and 2025, respectively. The increase in gross margin percentage was due primarily to decreases in product costs, favorable changes in product mix, improved operating leverage and the on-going sell through of higher cost inventory acquired in our China distributor acquisition in September 2025.
Service gross margin was comparable to the three months ended June 30, 2025. This represented 53.9% and 56.5% of total service revenue for the three months ended June 30, 2026 and 2025, respectively. Excluding cutbank credit revenue, service gross margin was 50.9% and 48.8% for the three months ended June 30, 2026 and 2025, respectively. This increase was due primarily to a more favorable mix of service channel revenue.
Service gross margin increased approximately $1.3 million, or 4.2%, over the six months ended June 30, 2025. This represented 53.0% and 55.5% of total service revenue for the six months ended June 30, 2026 and 2025, respectively. Excluding cutbank credit revenue, service gross margin was 49.6% and 47.7% for the six months ended June 30, 2026 and 2025, respectively. This increase was due primarily to a more favorable mix of service channel revenue.
Operating Expenses
Sales and marketing expenses for the three months ended June 30, 2026 increased 29.7% compared to the same period in 2025. This increase was primarily due to increased personnel and marketing costs associated with ongoing growth in multiple markets as the Company increased the number of sponsorships and increased marketing efforts to dealerships as well as increased direct sales marketing costs in China. These expenses represented 10.8% and 9.5% of total consolidated revenue for the three months ended June 30, 2026 and 2025, respectively.

For the six months ended June 30, 2026, sales and marketing expenses increased 28.7% compared to the same period in 2025. This increase was due to increased personnel and marketing costs incurred associated with ongoing growth in multiple markets as the Company increased its marketing efforts to dealerships as well as increased direct sales marketing costs in China. These expenses represented 11.7% and 10.4% of total consolidated revenue for the six months ended June 30, 2026 and 2025, respectively.
General and administrative expenses grew approximately $2.2 million, or 9.8% over the three months ended June 30, 2025. This increase in cost was due primarily to increases in personnel, occupancy costs and professional fees including legal costs associated the acquisition of a Chinese manufacturer. Total General and Administrative expenses represented 17.2% and 17.9% of total consolidated revenue for the three months ended June 30, 2026 and 2025, respectively.
General and administrative expenses grew approximately $4.3 million, or 10.0% over the six months ended June 30, 2025. This increase in cost was due primarily to increases in personnel, occupancy costs and professional fees including legal costs associated with the acquisition of a Chinese manufacturer. Total General and Administrative expenses represented 18.3% and 18.9% of total consolidated revenue for the six months ended June 30, 2026 and 2025, respectively.
Interest Expense
Interest expense for the three months ended June 30, 2026 increased $0.3 million from the three months ended June 30, 2025. This increase resulted from interest expense associated with the new term loan agreement obtained in connection with the purchase of certain real estate assets. (See Note 8 in the Notes to Condensed Consolidated Financial Statements).
Income Tax Expense
Income tax expense for the three months ended June 30, 2026 increased $0.9 million from the three months ended June 30, 2025. Our effective tax rate was 21.6% for the three months ended June 30, 2026 compared with 20.3% for the three months ended June 30, 2025. The increase in our effective rate was primarily due to an increase in foreign taxes associated with our China operations.
Income tax expense for the six months ended June 30, 2026 increased $1.0 million from the six months ended June 30, 2025. Our effective tax rate was 21.4% for the six months ended June 30, 2026 compared with 21.6% for the six months ended June 30, 2025.
Net Income
Net income for the three months ended June 30, 2026 increased 12.9% to $18.3 million.
Net income for the six months ended June 30, 2026 increased 16.2% to $28.8 million.

Liquidity and Capital Resources
Our primary sources of liquidity are available cash and cash equivalents, cash flows provided by operations and borrowing capacity under our credit facilities. As of June 30, 2026, we had cash and cash equivalents of $40.7 million. For the six months ended June 30, 2026, cash provided by operations was $38.2 million and as of June 30, 2026 we had $128.2 million in funds available under our credit facilities. We expect to continue to have sufficient access to cash to support working capital needs, pay for capital expenditures (including acquisitions), and to pay interest and service debt. We believe we have the ability and sufficient resources to meet these cash requirements by using available cash, internally generated funds and borrowings under committed credit facilities. We are focused on continuing to generate positive operating cash to fund our operational and capital investment initiatives. We believe we have sufficient liquidity to operate for at least the next 12 months from the date of this quarterly report.
Operating activities. Cash provided by operations totaled $38.2 million for the six months ended June 30, 2026, compared to $31.1 million during the six months ended June 30, 2025. This increase in cash flows from operating activities was mainly due to an increase in net income and other changes in working capital.
Investing activities. Cash used in investing activities totaled approximately $82.8 million during the six months ended June 30, 2026 compared to $2.9 million during the six months ended June 30, 2025. This increase was due primarily to the purchase of certain real estate assets totaling $60.4 million, deposits related to our supply chain initiatives and acquisition related payments.
Financing activities. Cash provided by financing activities during the six months ended June 30, 2026 totaled $34.7 million compared to $0.3 million used during the same period in the prior year. This change was due primarily to borrowings on bank term loan in 2026 in connection with the purchase of certain real estate assets.
Debt and contingent obligations as of June 30, 2026 and December 31, 2025 totaled approximately $60.7 million and $20.0 million, respectively.
Future Liquidity and Capital Resource Requirements
We expect to fund ongoing operating expenses, capital expenditures, acquisitions, interest payments, tax payments, credit facility maturities, future lease obligations, and payments for other long-term liabilities with cash flow from operations and borrowings under our credit facility. In the short-term, we are contractually obligated to make lease payments and make payments on contingent liabilities related to certain completed acquisitions. In the long-term, we are contractually obligated to make lease payments, for contingent liabilities, and for repayment of borrowings on bank term loan and credit facility. In addition, if an opportunity presents itself, we may increase our borrowing under available credit arrangements or sell debt or equity securities, although we may not be able to complete any such financing on terms acceptable to us or at all. We believe that we have sufficient cash and cash equivalents, as well as borrowing capacity, to cover our estimated short-term and long-term funding needs.

Credit Facilities
On September 11, 2025, XPEL entered into the Amendment to the Credit Agreement with Wells Fargo Bank, N.A., as Administrative Agent, and other lenders party thereto. The Amendment, among other things, extended the maturity of the Credit Agreement from April 6, 2026 to September 11, 2028. The Credit Agreement provides for secured revolving loans and letters of credit in an aggregate amount of up to $125 million, which is subject to the terms of the Credit Agreement. As of June 30, 2026 and December 31, 2025, the Company had no outstanding balances under the Credit Agreement. All capitalized terms in this description of the credit facility that are not otherwise defined in this Report have the meaning assigned to them in the Credit Agreement.
Borrowings under the Credit Agreement bear interest, at XPEL’s option, at a rate equal to either (a) Base Rate or (b) Adjusted Term SOFR. In addition to the applicable interest rate, the Credit Agreement includes a commitment fee ranging from 0.20% to 0.25% per annum for the unused portion of the aggregate commitment and an applicable margin ranging from 0.00% to 0.50% for Base Rate Loans and 1.00% to 1.50% for Adjusted Term SOFR Loans. At June 30, 2026, these rates were 6.8% and 4.7%, respectively. Both the margin applicable to the interest rate and the commitment fee are dependent on XPEL’s Consolidated Total Leverage Ratio. The Credit Agreement's maturity date is September 11, 2028.
Obligations under the Credit Agreement are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in all of XPEL’s material property and assets, other than the assets which secure the Term Loan.
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
As of the last day of each fiscal quarter:
1.XPEL shall not allow its Consolidated Total Leverage Ratio to exceed 3.50 to 1.00, and
2.XPEL shall not allow its Consolidated Interest Coverage Ratio to be less than 3.00 to 1.00

The Company also has a CAD $4.5 million (approximately $3.2 million USD as of June 30, 2026) revolving credit facility through a financial institution in Canada, and is maintained by XPEL Canada Corp., a wholly-owned subsidiary of XPEL. This Canadian facility is utilized to fund the Company's working capital needs in Canada. This facility bears interest at the Royal Bank of Canada’s prime rate plus 0.25% per annum and is guaranteed by the parent company. As of June 30, 2026 and December 31, 2025, no balance was outstanding on this line of credit.
Term Loan
On May 15, 2026, the Company entered into a $44.8 million term loan agreement with PNC Bank, N.A. (“PNC”), secured by four commercial properties in San Antonio, Texas (the “Properties”), and a guarantee (the "Guaranty") by the Company.
Borrowings outstanding bear interest at the sum of (a) the Term SOFR Rate in effect on each Reset Date (defined as the closing date or the last day of every month thereafter, unless the last day falls on a non-business day, upon which the Reset Date shall be the first business day after the last day of the month), plus (b) 125 basis points (1.25%), matures ten years from the closing date on May 15, 2036, and amortizes over a twenty-five year period. The interest rate at closing was 4.7% per annum. At June 30, 2026, the interest rate was 4.9%.

The term loan is secured by the assets owned by Harvest and is subject to customary representations, warranties, covenants, and events of default. Upon the occurrence of an event of default, PNC may, among other remedies, accelerate the outstanding principal balance and accrued interest, foreclose on the Properties, and exercise its rights under the Guaranty. As of June 30, 2026, $44.8 million in principal was outstanding, $1.3 million of which was classified as current and $43.5 million as long-term debt on the Condensed Consolidated Balance Sheets. Debt issuance costs incurred in connection with this term loan were not material to the condensed consolidated financial statements.
The Term Loan includes certain affirmative and negative covenants that require, among other things, Harvest to maintain its legal existence and good standing, comply with applicable laws, maintain accounting records, deliver financial statements and compliance certifications on a timely basis, pay taxes as required by law, maintain insurance coverage, and maintain its depository accounts with PNC Bank, as well as to forgo certain specified future activities, including incurring additional indebtedness other than indebtedness under the Credit Agreement or not otherwise permitted under the Credit Agreement, granting liens on its assets, guaranteeing third-party obligations, paying dividends except as permitted under the Credit Agreement, merging or transferring substantially all of its assets, or changing its ownership or management, and certain other customary covenants. The Term Loan provides for two financial covenants which become effective after the Credit Agreement with Wells Fargo and any refinancing of the Credit Agreement ceases to be in effect as follows:
As of the last day of each fiscal quarter:
1.XPEL shall not allow its Consolidated Total Leverage Ratio to exceed 3.50 to 1.00, and
2.XPEL shall not allow its Consolidated Interest Coverage Ratio to be less than 3.00 to 1.00.

As of June 30, 2026 and December 31, 2025, the Company was in compliance with all debt covenants.
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

Borrowings under our revolving lines of credit and our term loan subject us to market risk resulting from changes in interest rates related to our floating rate bank credit facilities. For such borrowings, a hypothetical 200 basis point increase in variable interest rates may result in a material impact to our financial statements. We do not currently have any derivative contracts to hedge our exposure to interest rate risk. During each of the periods presented, we have not experienced a significant effect on our business due to changes in interest rates.
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
While we believe that a material impact on our financial position, results of operations or cash flows from any such future claims or potential claims is unlikely, given the inherent uncertainty of litigation, it is possible that an unforeseen future adverse ruling or unfavorable development could result in future charges that could have a material adverse impact. We do and will continue to periodically reexamine our estimates of probable liabilities and any associated expenses and receivables and make appropriate adjustments to such estimates based on experience and developments in litigation. As a result, the current estimates of the potential impact on our financial position, results of operations and cash flows for the proceedings and claims described in the notes to our condensed consolidated financial statements could change in the future.
Item 1A. Risk Factors
On May 15, 2026, XPEL, through Harvest Ventures Holding Company, a Texas corporation and wholly-owned subsidiary of the Company (“Harvest”), completed the acquisition of the real property and improvements constituting the Company’s current San Antonio, Texas storage, fabrication and warehouse facility and certain adjoining properties located at 3167 North PanAm Expressway, San Antonio, Texas, 3215 North PanAm Expressway, San Antonio, Texas, 3251 North PanAm Expressway, San Antonio, Texas and 3319 North PanAm Expressway, San Antonio, Texas. Separately, XPEL acquired a 75% interest in a manufacturing facility in China to support the Company's customers in China—where XPEL has invested significantly in its direct go-to-market presence in recent years, including the previously announced acquisition of the Company's Chinese aftermarket distributor in September 2025.

As a result of these transactions, the Company is currently manufacturing paint protection film, or PPF, in China and is preparing to manufacture paint protection film ("PPF") in San Antonio. Manufacturing PPF involves additional risks for the Company including the Risk Factors described below.
Manufacturing PPF in-house will subject us to significant operational, financial, and execution risks, and we may not realize the anticipated benefits of this strategy.
Capital Expenditures and Financial Commitment. Establishing in-house PPF manufacturing capabilities requires substantial capital investment in specialized equipment, facilities, raw material inventory, and personnel. These expenditures will increase our fixed cost base and could strain our liquidity and capital resources. If we are unable to achieve anticipated production volumes or cost efficiencies, or if the market for our products declines, we would likely not recoup these investments, which could materially impair our financial condition and results of operations.
Raw Material Sourcing and Supply Chain Risks. Manufacturing PPF requires access to specialized raw materials, including adhesives and other chemical compounds. We could face challenges in securing reliable supplies at favorable prices, and any disruption in the availability of key raw materials, whether due to supplier issues, geopolitical factors, logistics constraints, or otherwise, could interrupt our production and harm our business.

Regulatory and Environmental Compliance. The manufacturing of PPF involves the use and handling of chemicals and industrial processes that are subject to extensive environmental, health, and safety regulations at the federal, state, and local levels. We will be required to obtain and maintain various permits and licenses to operate our manufacturing facilities both in the U.S. and China. Compliance with these regulations could require significant expenditures and management attention, and any failure to comply could result in fines, penalties, production shutdowns, or reputational harm. Changes in applicable regulations or the discovery of previously unknown environmental conditions at our facilities could impose additional costs and liabilities.
Our manufacturing operations may expose employees, contractors, and nearby communities to health and safety risks. PPF manufacturing involves chemical handling, coating, lamination, drying, curing, cutting, packaging, warehousing, and logistics operations, all of which are occupational concerns Our operations may also involve fire, explosion, toxicity, corrosion, inhalation, dermal exposure, equipment, heat, and mechanical hazards. If we fail to maintain effective health and safety controls, we may experience workplace injuries, occupational illness claims, fires, explosions, chemical releases, regulatory investigations, production interruptions, community complaints, or litigation. We may be required to install ventilation, vapor capture, explosion protection, fire suppression, monitoring systems, containment systems, personal protective equipment, emergency response systems, and medical surveillance programs. These measures may require significant capital and operating expenditures. Any serious incident could also result in regulatory penalties, facility shutdowns, criminal liability for responsible personnel, loss of customer confidence, higher insurance costs, and material adverse effects on our business and reputation.
Rising costs and changes in China’s manufacturing environment may reduce the expected benefits of manufacturing in China. China has historically offered supply chain depth, infrastructure, manufacturing scale, and cost advantages. However, companies operating in China face rising labor and operating costs, increased regulatory scrutiny, geopolitical uncertainty, and supply chain concentration risks. China’s labor costs have risen rapidly compared with other emerging markets in recent years. Manufacturers in China may also face increased costs related to energy, environmental controls, waste management, audits, compliance, taxes, and labor regulation. These pressures may reduce the cost savings that justified locating production in China.
If our China operations require higher-than-expected spending on wages, utilities, compliance, environmental controls, permits, insurance, testing, logistics, or quality systems, our margins may decline. We may also need to invest in automation, additional training, supplier development, or redundant production capacity to maintain quality and continuity. If lower-cost or lower-risk manufacturing locations become more attractive, competitors with diversified supply chains may achieve better margins or offer more reliable delivery into export markets. We may be unable to relocate production quickly or cost-effectively if our China manufacturing becomes less competitive.
Transition and Execution Risks.
During the transition period from third-party to in-house manufacturing, we could experience production shortfalls, quality inconsistencies, or supply disruptions as we ramp up our capabilities.
If our products fail in the field, we may be required to replace film, reimburse installers, pay labor costs, provide credits, defend claims, or compensate customers. Product failures could also harm relationships with distributors, installers, fleets, dealers, and automotive original equipment manufacturers. Any sustained quality problem could impair our brand, reduce demand, increase warranty reserves, and adversely affect our margins. We could also face challenges in managing parallel operations or in phasing out relationships with existing third-party manufacturers. Any disruption in our ability to supply PPF products to our customers during this period could result in lost sales, customer attrition, and competitive harm.

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
During the three months ended June 30, 2026 the Company did not repurchase any shares of our common stock, as indicated in the table below:

	Total number of shares (or units) purchased (a)(b)	Average Price paid per share (or unit) (a)(b)	Total number of shares (or units) purchased as part of publicly announced plans or programs (c)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (d)(e)
April 1-30	—	$—	—	$44,059,160
May 1-31	—	—	—	44,059,160
June 1-30	—	—	—	44,059,160
Total	—	$—	—	$44,059,160
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description	Method of Filing
10.1*	Loan Agreement, dated May 15, 2026, by and between Harvest Ventures Holding Company and PNC Bank, National Association	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 15, 2026

10.2	Term Note dated May 15, 2026, by Harvest Ventures Holding Company payable to the Order of PNC Bank, National Association	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 15, 2026

10.3*	Guaranty Agreement, dated May 15, 2026, by XPEL, Inc. in favor of PNC Bank, National Association	Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 15, 2026

10.4*	Second Amendment to Credit Agreement, dated May 15, 2026, by and among XPEL, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent	Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 15, 2026

10.5*	Standard Purchase and Sale Agreement, dated effective as of January 29, 2026, by and between SL Industrial, LP and XPEL, Inc.	Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on May 15, 2026

10.6*	First Amendment to Standard Purchase and Sale Agreement, dated effective as of March 4, 2026, by and between SL Industrial, LP and XPEL, Inc.	Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on May 15, 2026

10.7	Assignment and Assumption Agreement, dated as of April 9, 2026, by and between XPEL, Inc. and Harvest Ventures Holding Company	Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on May 15, 2026

10.8	Second Amendment to Standard Purchase and Sale Agreement, dated effective as of April 23, 2026, by and between SL Industrial, LP and Harvest Ventures Holding Company	Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on May 15, 2026

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101
The following materials from XPEL’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of  Equity, (v) the unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements
Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

XPEL, Inc. (Registrant)

	By:	/s/ Barry R. Wood
Barry R. Wood
Senior Vice President and Chief Financial Officer
August 7, 2026		(Authorized Officer and Principal Financial and Accounting Officer)