Form 10-Q
period 2026-09-30
XPEL, Inc.
filed 2026-11-06
CIK 1767258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

The registrant had 27,516,898 shares of common stock outstanding as of November 6, 2026.

Part I. Financial Information
Item 1. Financial Statements
XPEL, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	(Unaudited)	(Audited)
	September 30, 2026	December 31, 2025
Assets
Current
Cash and cash equivalents	$45,698	$50,864
Accounts receivable, net	59,081	49,846
Inventory	132,195	122,755
Prepaid expenses and other current assets	6,105	6,651
Income tax receivable	1,300	581
Total current assets	244,379	230,697
Property and equipment, net	95,123	15,797
Right-of-use lease assets	19,811	21,561
Intangible assets, net	56,327	49,620
Deferred tax asset, net	1,572	—
Other non-current assets	7,190	5,574
Goodwill	71,225	59,277
Total assets	$495,627	$382,526
Liabilities
Current
Short-term debt	$1,792	$59
Current portion lease liabilities	5,466	6,094
Accounts payable and accrued liabilities	67,508	54,289
Other short-term liabilities	20,676	10,558
Total current liabilities	95,442	71,000
Deferred tax liability, net	—	120
Other long-term liabilities	8,343	9,511
Non-current portion of lease liabilities	15,573	16,710
Long-term debt	42,560	—
Total liabilities	161,918	97,341
Commitments and Contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.001 par value; authorized 10,000,000; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,722,793 and 27,682,807 issued, respectively	28	28
Additional paid-in-capital	20,897	18,049
Accumulated other comprehensive loss	(1,141)	(135)
Retained earnings	310,064	265,339
Treasury stock, 206,777 and 78,624 shares at cost, respectively	(8,937)	(2,999)
Stockholders' equity	320,911	280,282
Non-controlling interest	12,798	4,903
Total stockholders’ equity	333,709	285,185
Total liabilities and stockholders’ equity	$495,627	$382,526

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Product revenue	$108,715	$95,459	$309,103	$268,966
Service revenue	29,094	29,956	89,113	84,967
Total revenue	137,809	125,415	398,216	353,933

Cost of Sales
Cost of product sales	62,175	59,838	180,003	166,468
Cost of service	14,125	13,153	42,334	37,629
Total cost of sales	76,300	72,991	222,337	204,097
Gross Margin	61,509	52,424	175,879	149,836

Operating Expenses
Sales and marketing	14,997	13,794	45,546	37,531
General and administrative	25,434	21,879	73,029	65,136
Total operating expenses	40,431	35,673	118,575	102,667

Operating Income	21,078	16,751	57,304	47,169

Interest expense	408	1	674	83
Other (income) expense	(261)	—	(261)	—
Foreign currency exchange (gain) loss	(243)	110	(926)	(1,164)

Income before income taxes	21,174	16,640	57,817	48,250
Income tax expense	4,466	3,505	12,303	10,321
Net income	16,708	13,135	45,514	37,929
Net income attributed to non-controlling interest	367	195	789	113
Net income attributable to stockholders of the Company	$16,341	$12,940	$44,725	$37,816

Earnings per share attributable to stockholders of the Company
Basic	$0.59	$0.47	$1.62	$1.37
Diluted	$0.59	$0.47	$1.62	$1.37
Weighted Average Number of Common Shares
Basic	27,542	27,675	27,565	27,665
Diluted	27,638	27,701	27,650	27,683

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Other comprehensive income
Net income	$16,708	$13,135	$45,514	$37,929
Foreign currency translation	369	(481)	(1,006)	3,393
Total comprehensive income	17,077	12,654	44,508	41,322
Total comprehensive income attributable to:
Stockholders of the Company	16,710	12,459	43,719	41,209
Non-controlling interest	367	195	789	113
Total comprehensive income	$17,077	$12,654	$44,508	$41,322

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands)

Stockholders' Equity - Three Months Ended September 30,
	Common Stock		Additional Paid-in-Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Equity attributable to Stockholders of the Company	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of June 30, 2025	27,670	$28	$17,085	—	$—	$238,989	$(362)	$255,740	$(82)	$255,658
Net income	—	—	—	—	—	12,940	—	12,940	195	13,135
Foreign currency translation	—	—	—	—	—	—	(481)	(481)	—	(481)
Stock-based compensation	9	—	1,080	—	—	—	—	1,080	—	1,080
Minority interest contribution	—	—	—	—	—	—	—	—	4,462	4,462
Balance as of September 30, 2025	27,679	$28	$18,165	—	$—	$251,929	$(843)	$269,279	$4,575	$273,854

Balance as of June 30, 2026	27,717	28	19,822	(147)	(5,938)	293,723	(1,510)	306,125	12,431	318,556
Net income	—	—	—	—	—	16,341	—	16,341	367	16,708
Foreign currency translation	—	—	—	—	—	—	369	369	—	369
Stock-based compensation	6	—	1,075	—	—	—	—	1,075	—	1,075
Purchase of treasury shares	—	—	—	(60)	(2,999)	—	—	(2,999)	—	(2,999)
Balance as of September 30, 2026	27,723	$28	$20,897	(207)	$(8,937)	$310,064	$(1,141)	$320,911	$12,798	$333,709

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands)

Stockholders' Equity - Nine Months Ended September 30,
	Common Stock		Additional Paid-in-Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Equity attributable to Stockholders of the Company	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2024	27,652	$28	$15,550	—	$—	$214,113	$(4,236)	$225,455	$—	$225,455
Net income	—	—	—	—	—	37,816	—	37,816	113	37,929
Foreign currency translation	—	—	—	—	—	—	3,393	3,393	—	3,393
Stock-based compensation	27	—	2,615	—	—	—	—	2,615	—	2,615
Minority interest contribution	—	—	—	—	—	—	—	—	4,462	4,462
Balance as of September 30, 2025	27,679	$28	$18,165	—	$—	$251,929	$(843)	$269,279	$4,575	$273,854

Balance as of December 31, 2025	27,683	28	18,049	(79)	(2,999)	265,339	(135)	280,282	4,903	285,185
Net income	—	—	—	—	—	44,725	—	44,725	789	45,514
Foreign currency translation	—	—	—	—	—	—	(1,006)	(1,006)	—	(1,006)
Stock-based compensation	40	—	2,848	—	—	—	—	2,848	—	2,848
Purchase of treasury shares	—	—	—	(128)	(5,938)	—	—	(5,938)	—	(5,938)
Minority interest contribution	—	—	—	—	—	—	—	—	7,106	7,106
Balance as of September 30, 2026	27,723	$28	$20,897	(207)	$(8,937)	$310,064	$(1,141)	$320,911	$12,798	$333,709

See notes to condensed consolidated financial statements.

XPEL, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$45,514	$37,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	5,104	4,733
Amortization of intangible assets	6,519	4,722
Gain on sale of property and equipment	(20)	(11)
Stock compensation	3,356	2,776
Provision for credit losses	1,110	859
Deferred income tax	(1,379)	(2,727)

Changes in assets and liabilities:
Accounts receivable, net	(9,487)	(7,386)
Inventory, net	(6,430)	5,195
Prepaid expenses and other current assets	1,530	(308)
Income taxes receivable and payable	(1,960)	2,954
Accounts payable and accrued liabilities	15,393	15,535
Net cash provided by operating activities	59,250	64,271
Cash flows used in investing activities
Purchase of property, plant and equipment	(76,692)	(2,934)
Proceeds from sale of property and equipment	66	34
Acquisition of businesses, net of cash acquired	(12,430)	(15,165)
Purchases of long term investments	—	(1,685)
Development of intangible assets	(1,506)	(1,036)
Net cash used in investing activities	(90,562)	(20,786)
Cash flows from financing activities
Borrowings of debt	44,800	—
Restricted stock withholding taxes paid in lieu of issued shares	(509)	(161)
Repayments of debt	(506)	(117)
Payments of deferred acquisition consideration	(11,124)	(147)
Purchase of treasury shares	(5,938)	—
Net cash provided by (used in) financing activities	26,723	(425)
Net change in cash and cash equivalents	(4,589)	43,060
Foreign exchange impact on cash and cash equivalents	(577)	(650)
(Decrease) increase in cash and cash equivalents during the period	(5,166)	42,410
Cash and cash equivalents at beginning of period	50,864	22,087
Cash and cash equivalents at end of period	$45,698	$64,497

Supplemental schedule of non-cash activities
Non-cash acquisition consideration	$15,028	$33,537
Non-cash lease financing	$4,682	$4,396
Issuance of common stock for vested restricted stock units	$2,247	$848
Non-cash minority interest contribution	$7,106	$4,462
Supplemental cash flow information
Cash paid for income taxes	$14,234	$10,122
Cash paid for interest	$669	$89
See notes to condensed consolidated financial statements.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    INTERIM FINANCIAL INFORMATION
The accompanying (a) condensed consolidated balance sheet as of December 31, 2025, which has been derived from our audited consolidated financial statements as of and for the year ended December 31, 2025, and (b) unaudited interim condensed consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 have been prepared by XPEL, Inc. (“XPEL” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to these rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the full year or for any other interim period, due to variability in customer purchasing patterns and seasonal, operating and other factors.
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
2.    SIGNIFICANT ACCOUNTING POLICIES
Nature of Business - The Company is based in San Antonio, Texas and manufactures, sells, distributes, and installs protective films and coatings, including automotive paint protection film, surface protection film, automotive and commercial/architectural window films and ceramic coatings. The Company was incorporated in the state of Nevada, U.S.A. in October 2003.
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
Goodwill - Goodwill represents the excess purchase price over the fair value of tangible net assets acquired in acquisitions after amounts have been allocated to intangible assets. Goodwill is tested for impairment at the reporting unit level on an annual basis (at December 31) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company recognized no goodwill impairment during the three and nine

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
months ended September 30, 2026 and 2025, and there is no significant accumulated impairment of goodwill from prior periods. Refer to Note 7, Goodwill for more information related to goodwill.
Use of Estimates - The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make judgments and estimates and form assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Estimates and underlying assumptions are reviewed on an ongoing basis. The more significant estimates include: residual values for leased assets, inventory valuation, fair values measurements used in impairment assessments, the fair value of assets acquired and liabilities assumed in business combinations and contingent liabilities included in the purchase price, warranty liability, post-sale discounts, credit losses and income taxes. Actual outcomes may differ from these estimates under different assumptions and conditions.
Accounts Receivable - Accounts receivable are shown net of allowances for expected credit losses of $1.0 million and $0.1 million as of September 30, 2026 and December 31, 2025, respectively. The Company evaluates the adequacy of its allowances by analyzing the aging of receivables, customer financial condition, historical collection experience, the value of any collateral and other economic and industry factors. Actual collections may differ from historical experience, and if economic, business or customer conditions deteriorate significantly, adjustments to these reserves may be required. When the Company becomes aware of factors that indicate a change in a specific customer’s ability to meet its financial obligations, the Company records a specific reserve for credit losses.
Property, Plant and Equipment - The following table presents geographic property, plant and equipment, net of accumulated depreciation, by region as of the dates set forth below (in thousands):

	September 30, 2026	December 31, 2025
United States	$84,016	$11,056
China	7,083	127
Canada	1,887	2,440
Europe	1,115	1,243
Other	1,022	931
Consolidated	$95,123	$15,797
Goodwill - The following table presents geographic goodwill by region as of the dates set forth below (in thousands):

	September 30, 2026	December 31, 2025
United States	$26,262	$24,811
China	23,203	12,165
Canada	10,045	10,392
Europe	5,934	6,084
Other	5,781	5,825
Consolidated	$71,225	$59,277
Intangible Assets - The following table presents geographic intangible assets, net by region as of the dates set forth below (in thousands):

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	September 30, 2026	December 31, 2025
China	$28,746	$19,724
United States	20,197	20,164
Canada	3,267	3,948
Europe	2,073	3,488
Other	2,044	2,296
Consolidated	$56,327	$49,620
Provisions and Warranties - We provide a warranty on our products. Liabilities under the warranty policy are based on a review of historical warranty claims. Adjustments are made to the accruals as claims and data experience warrant. Our liabilities for warranties as of September 30, 2026 and December 31, 2025 were $0.5 million and $0.3 million, respectively. The following tables present a summary of our accrued warranty liabilities, which are recorded within the Company's accounts payable and accrued liabilities, for the nine months ended September 30, 2026 and the twelve months ended December 31, 2025 (in thousands):

2026
Warranty liability, January 1	$307
Warranties assumed in period	1,925
Payments	(1,738)
Warranty liability, September 30	$494

2025
Warranty liability, January 1	$738
Warranties assumed in period	472
Payments	(903)
Warranty liability, December 31	$307
Tariff Recovery
During the three months ended September 30, 2026, the Company received $4.6 million of cash recoveries related to previously paid import tariffs on inventory purchases. The Company determined that the applicable recognition criteria for these recoveries had been satisfied and recognized the recoveries in a manner consistent with the original accounting for the related tariff costs. No receivable was recorded as the refunds were received during the period. The total recoveries recognized were recorded as a reduction of cost of goods sold for inventory previously sold. The Company continues to evaluate the potential impact of changes in tariff regulations, related legal proceedings, and refund procedures on its consolidated financial statements.
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

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
3.    ACQUISITIONS OF BUSINESSES
In May 2026, the Company acquired certain assets from a manufacturer in China (the "China Manufacturer") through the formation of a new majority-owned subsidiary, "NQL", in which the Company obtained a 75% controlling interest, for a purchase price of $21.0 million. The minority interest in this transaction was acquired primarily through a contribution of fixed assets. This acquisition was completed as part of our strategy to invest in the manufacturing and supply chain and to expand our manufacturing presence in China.
In August 2026, the Company acquired 100% of a business that manufactures vehicle graphics and related products. This acquisition was completed as part of our market expansion strategy. The purchase price of the acquisition was $6.5 million.
Transaction-related costs incurred in connection with these acquisitions were not material to the consolidated financial statements.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Our valuation models related to inventory and other working capital, identified tangible assets, identified intangible assets, and goodwill included in the acquisitions are not yet finalized and these figures are presented on a preliminary basis. Valuation of these items will be finalized within 12 months of each acquisition date. Accordingly, the total preliminary purchase price allocation for acquisitions completed during the nine months ended September 30, 2026, is as follows (in thousands):

Aggregate Purchase Price
Cash(1)	$26,707
Contingent consideration	750
$27,457

Aggregate Allocation
Cash	236
Inventory and other working capital	3,407
Property and equipment	2,021
Operating lease assets	529
Customer Relationships(2)	10,231
Goodwill(3)	13,046
Operating lease liabilities	(2,013)
$27,457
(1)Total cash consideration is comprised of amounts paid on closing dates plus holdback amounts to be paid in the future.

(2)The weighted average useful life of acquired amortizable intangible assets is 9 years.

(3)The full value of this acquired goodwill is expected to be tax deductible.

The aggregate revenue and the net income from the acquisitions completed in the nine months ended September 30, 2026 that have been consolidated into our condensed consolidated financial statements were $8.7 million and $0.2 million, respectively. The following unaudited pro forma financial information presents our results, including expenses relating to the amortization of intangibles purchased, as if these acquisitions had occurred on January 1, 2026 and 2025, respectively (in thousands):

	Nine Months Ended September 30,

	2026	2025
Revenue	$417,108	$369,603
Net income	$47,104	$38,471
The unaudited consolidated pro forma combined financial information does not purport to be indicative of the results which would have been obtained had the acquisitions been completed as of the beginning of the earliest period presented or of results that may be obtained in the future. In addition, this financial information does not include any benefits that may result from the acquisitions due to synergies that may be derived from the elimination of any duplicative costs.
During the nine months ended September 30, 2026, the Company recorded measurement period adjustments related to acquisitions. The adjustments were recognized in the current period in accordance with ASC 805 and had no material impact on the Company's results of operations for the current or prior periods.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Adjustments related to acquisitions completed in 2025 included an increase to the provisional fair value of customer relationships by approximately $1.6 million with a corresponding decrease to the provisional value of goodwill of approximately $1.6 million. These adjustments resulted from updated valuation information and refined appraisals received during the measurement period.
Adjustments related to acquisitions completed in 2026 were made during the three months ended September 30, 2026. For the China Manufacturer, preliminary valuations of property and equipment and inventory were reduced due to updated local appraisals, and the preliminary valuation of trademarks was updated based on revisions to our valuation models. These changes decreased the preliminary fair values of these items by approximately $9.9 million, $0.2 million, and $0.5 million, respectively. Revisions to our valuation models for customer relationships caused an increase in their preliminary fair value of approximately $2.2 million. In addition, purchase consideration decreased by approximately $0.4 million due to adjustments of the fair value of contingent liabilities associated with these transactions. The net effect of these adjustments was an increase to goodwill of approximately $7.9 million.
Purchase price accounting for acquisitions completed during the fourth quarter of the year ended December 31, 2025 is not yet finalized as the valuation models related to identified intangible assets and goodwill included in these acquisitions are not yet complete. We anticipate finalizing the accounting for these acquisitions within 12 months of the completion of each respective acquisition date.
4.    REVENUE
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
Based upon the nature of the products the Company sells, its customers have limited rights of return, and returns that have occurred have been immaterial. The Company offers certain customers discounts and rebates, including volume-based rebates tied to purchase thresholds over a specified period. Discounts and rebates are recognized as a reduction of revenue when the related sales are recognized. The Company estimates rebates at the time of sale using an expected value method, based on contractual terms, historical experience and each customer’s actual and projected purchases over the

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
rebate period. The Company reassesses its estimates each reporting period and records adjustments as increases or decreases to revenue in the period in which they are identified.
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
Under its contracts with customers, the Company stands ready to deliver product upon receipt of a purchase order. Accordingly, the Company has no performance obligations under its contracts until its customers submit a purchase order. The Company does not enter into commitments to provide goods or services that have terms greater than one year. In limited cases, the Company does require payment in advance of shipping product or providing service. Typically, product is shipped within a few days after prepayment is received. Additionally, in some cases, customers pay for services in advance of their performance. These prepayments are recorded as contract liabilities on the condensed consolidated balance sheet and are included in accounts payable and accrued liabilities (Note 10). In some cases, the Company receives advance payments from customers that may elect to have installation work performed either at a Company-owned location or at a third-party installation site. In either of these cases, the Company recognizes contract liabilities for the advance payments received. When the installation work is performed at a Company-owned location, the Company recognizes revenue upon completion of the installation. When the work is completed at a third-party location, the Company pays the third-party installer for their work performed. As the Company's performance obligations are part of contracts that have original expected duration of less than one year, the Company has applied the practical expedient under the Accounting Standards Codification Topic 606 ("ASC 606") to omit disclosures regarding remaining performance obligations.
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
The following table summarizes transactions within contract liabilities for the three and nine months ended September 30, 2026 (in thousands):

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Balance, December 31, 2025	$4,795
Revenue recognized and payments made related to amounts included in the December 31, 2025 balance	(4,604)
Payments received for which performance obligations have not been satisfied	8,296
Effect of foreign currency translation	(11)
Balance, March 31, 2026	$8,476
Revenue recognized and payments made related to amounts included in the March 31, 2026 balance	(8,043)
Payments received for which performance obligations have not been satisfied	8,623
Effect of foreign currency translation	16
Balance, June 30, 2026	$9,072
Revenue recognized and payments made related to amounts included in the June 30, 2026 balance	(8,631)
Payments received for which performance obligations have not been satisfied	10,231
Effect of foreign currency translation	17
Balance, September 30, 2026	$10,689
The table below sets forth the disaggregation of revenue by product category for the periods indicated below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product Revenue
Paint protection film	$73,536	$63,531	$210,022	$182,637
Window film	30,894	27,640	86,610	74,234
Other	4,285	4,288	12,471	12,095
Total	$108,715	$95,459	$309,103	$268,966

Service Revenue
Software	$2,797	$2,208	$7,281	$6,507
Cutbank credits	957	4,257	4,970	12,453
Installation labor	24,276	22,125	72,710	63,222
Other	1,064	1,366	4,152	2,785
Total	$29,094	$29,956	$89,113	$84,967

Total	$137,809	$125,415	$398,216	$353,933
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

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$76,719	$71,725	$219,147	$200,185
Canada	15,293	12,975	39,488	36,656
North America	92,012	84,700	258,635	236,841
China	15,351	10,074	42,984	25,886
Asia Other	6,308	5,545	18,179	15,523
Asia Pacific	21,659	15,619	61,163	41,409
EU, UK, and Africa	16,182	16,537	51,000	48,899
India and Middle East	4,770	5,718	17,947	18,541
Latin America	3,186	2,841	9,471	8,243
Total	$137,809	$125,415	$398,216	$353,933
5.    PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following as of the dates set forth below (in thousands):

	September 30, 2026	December 31, 2025
Furniture and fixtures	$5,357	$5,155
Computer equipment	6,565	5,892
Vehicles	1,559	1,178
Equipment	13,896	6,294
Leasehold improvements	11,667	14,067
Buildings	37,103	—
Plotters	6,644	5,990
Land	10,110	—
Construction in Progress	28,086	1,097
Total property and equipment	$120,987	$39,673
Less: accumulated depreciation	25,864	23,876
Property and equipment, net	$95,123	$15,797
The buildings are depreciated on a straight-line basis over estimated useful lives of 39 years.
Depreciation expense for the three months ended September 30, 2026 and 2025 was $1.7 million and $1.6 million, respectively. For the nine months ended September 30, 2026 and 2025, depreciation expense was $5.1 million and $4.7 million, respectively.
During the nine months ended September 30, 2026, the Company acquired four commercial properties in San Antonio, Texas (the "Properties") for approximately $61.3 million, which consisted of land of $10.2 million, buildings of $36.9 million, and a vacant building of $14.2 million classified as construction in progress pending its intended use. The remaining construction in progress balance of $13.8 million relates primarily to manufacturing equipment, which is expected to be completed and placed in service during 2027.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
6.    INTANGIBLE ASSETS, NET
Intangible assets consists of the following as of the dates set forth below (in thousands):

	September 30, 2026	December 31, 2025
Trademarks	$1,799	$1,663
Software	10,452	9,108
Trade name	1,134	2,240
Contractual and customer relationships	75,821	63,944
Non-compete	428	437
Other	749	732
Total at cost	$90,383	$78,124
Less: Accumulated amortization	34,056	28,504
Intangible assets, net	$56,327	$49,620
Amortization expense for the three months ended September 30, 2026 and 2025 was $2.3 million and $1.7 million, respectively. For the nine months ended September 30, 2026 and 2025, amortization expense was $6.5 million and $4.7 million, respectively.
7.    GOODWILL
The following table summarizes goodwill transactions for the nine months ended September 30, 2026 and the twelve months ended December 31, 2025 (in thousands):

2026
Balance at December 31, 2025	$59,277
Additions and purchase price allocation adjustments	11,990
Foreign exchange	(42)
Balance at September 30, 2026	$71,225

2025
Balance at December 31, 2024	$44,126
Additions and purchase price allocation adjustments	13,826
Foreign exchange	1,325
Balance at December 31, 2025	$59,277
For details related to acquisitions and purchase price allocations completed during the nine months ended September 30, 2026, refer to Note 3, Acquisitions of Businesses.
8.    INVENTORIES
The components of inventory are summarized as follows as of the dates set forth below (in

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
thousands):

	September 30, 2026	December 31, 2025
Raw materials	$17,681	$15,618
Work in process	4,287	1,826
Finished goods	110,227	105,311
	$132,195	$122,755
9.    DEBT
The Company has U.S. and Canadian revolving credit facilities and Harvest Ventures Holding Company (“Harvest”), a wholly-owned subsidiary of the Company, has a term loan which it incurred in connection with the purchase of the Properties.
REVOLVING FACILITIES
On September 11, 2025, the Company entered into the First Amendment (the “First Amendment”) to its Credit Agreement, dated April 6, 2023 (as amended, the “Credit Agreement”) with Wells Fargo Bank, N.A., as Administrative Agent, and other lenders party thereto. The Amendment, among other things, extended the maturity of the Credit Agreement from April 6, 2026 to September 11, 2028. The Credit Agreement provides for secured revolving loans and letters of credit in an aggregate amount of up to $125 million, which is subject to the terms of the Credit Agreement. As of September 30, 2026 and December 31, 2025, the Company had no outstanding balances under the Credit Agreement. All capitalized terms in this description of the Credit Agreement, that are not otherwise defined in this Report, have the meaning assigned to them in the Credit Agreement.
Borrowings under the Credit Agreement bear interest, at XPEL’s option, at a rate equal to either (a) Base Rate or (b) Adjusted Term SOFR. In addition to the applicable interest rate, the Credit Agreement includes a commitment fee ranging from 0.20% to 0.25% per annum for the unused portion of the aggregate commitment and an applicable margin ranging from 0.00% to 0.50% for Base Rate Loans and 1.00% to 1.50% for Adjusted Term SOFR Loans. At September 30, 2026, these rates were 7.0% and 4.8%, respectively. Both the margin applicable to the interest rate and the commitment fee are dependent on XPEL’s Consolidated Total Leverage Ratio. The Credit Agreement's maturity date is September 11, 2028.
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

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
On May 15, 2026, the Company entered into a second amendment (the "Second Amendment") to the Credit Agreement with Wells Fargo Bank, N.A. (the "Credit Facility Amendment”). The Second Amendment was made in connection with the purchase of the Properties made by Harvest. The Credit Facility Amendment permitted Harvest to incur indebtedness under the term loan described below (the "Term Loan") and the Company to (a) guarantee the Term Loan, (b) assign the real estate purchase agreement for the properties to Harvest, and (c) make an equity investment of up to $18.0 million in Harvest and in Harvest Industrial Corporation (a wholly-owned subsidiary of the Company formed to hold an air permit required by the Texas Commission on Environmental Quality) in connection with the acquisition of the Properties and certain other expenditures related to the Properties.

The Company also has a CAD $4.5 million (approximately $3.2 million USD as of September 30, 2026) revolving credit facility through a financial institution in Canada, and is maintained by XPEL Canada Corp., a wholly-owned subsidiary of XPEL. This Canadian facility is utilized to fund the Company's working capital needs in Canada. This facility bears interest at the Royal Bank of Canada’s prime rate plus 0.25% per annum and is guaranteed by the parent company. As of September 30, 2026 and December 31, 2025, no balance was outstanding on this line of credit.
TERM LOAN
On May 15, 2026, Harvest entered into a $44.8 million term loan agreement (the "Term Loan") with PNC Bank, N.A. (“PNC”), secured by the Properties and a guaranty (the "Guaranty") by the Company.
Borrowings outstanding bear interest at the sum of (a) the Term SOFR Rate in effect on each Reset Date (defined as the closing date or the last day of every month thereafter, unless the last day falls on a non-business day, upon which the Reset Date shall be the first business day after the last day of the month), plus (b) 125 basis points (1.25%), matures ten years from the closing date on May 15, 2036, and amortizes over a twenty-five year period. The interest rate at closing was 4.7% per annum. At September 30, 2026, the interest rate was 5.0%.
The Term Loan is secured by the assets owned by Harvest and is subject to customary representations, warranties, covenants, and events of default. Upon the occurrence of an event of default, PNC may, among other remedies, accelerate the outstanding principal balance and accrued interest and foreclose on the Properties. As of September 30, 2026, $44.4 million in principal was outstanding, $1.8 million of which was classified as current and $42.6 million as long-term on the Condensed Consolidated Balance Sheet. Debt issuance costs incurred in connection with the Term Loan were not material to the condensed consolidated financial statements.
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

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents future maturities of the Term Loan as of September 30, 2026 (in thousands):

Remainder of 2026	$448
2027	1,792
2028	1,792
2029	1,792
2030	1,792
Thereafter	36,736
Total	$44,352
10.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following table presents significant accounts payable and accrued liability balances as of the dates set forth below (in thousands):

	September 30, 2026	December 31, 2025
Trade payables	$43,405	$37,771
Payroll liabilities	8,626	7,814
Contract liabilities	10,689	4,795
Other liabilities	4,788	3,909
	$67,508	$54,289
11.    OTHER SHORT-TERM LIABILITIES
The following table presents significant other short-term liability balances as of the dates set forth below (in thousands):

	September 30, 2026	December 31, 2025
Contingent consideration - acquisitions	$6,143	$10,530
Acquisition holdback payments	14,533	28
	$20,676	$10,558
The contingent consideration - acquisitions represents the estimated value of acquired inventory that may be sold above its net realizable value and liabilities related to future internal performance milestones. Acquisition holdback payments refer to portions of the acquisition purchase price that are deferred beyond the closing date, including installment payments payable on a scheduled basis, as well as amounts withheld to address potential post-closing adjustments, obligations, or other amounts otherwise payable.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, our lines of credit, and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, our lines of credit, long-term debt and short-term borrowings approximate fair value because of the near-term maturities of these financial instruments. The carrying value of the Company’s debt approximates fair value due to the relatively short-term nature and interest rates of the notes. The carrying value of the Company's long-term debt approximates fair value due to the interest rates being market rates.
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
Level 3 liabilities measured at fair value on a recurring basis as of the dates set forth below are as follows (in thousands):

	September 30, 2026	December 31, 2025
Level 3:
Contingent Liabilities	$13,709	$19,966
The following table presents a summary of the changes in fair value of Level 3 liabilities for the nine months ended September 30, 2026 and the twelve months ended December 31, 2025, respectively (in thousands):

	September 30, 2026	December 31, 2025
Beginning balance	$19,966	$1,816
New acquisitions and measurement adjustments	775	25,037
Recognized contingent liabilities	(8,114)	(6,341)
Fair value adjustments	23	(613)
Effect of foreign currency translation	1,059	67
Ending balance	$13,709	$19,966

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Level 3 contingent liabilities were updated during the reporting period as a result of valuation adjustments. The valuation adjustments are reflected in general and administrative expenses in the Consolidated Statements of Income for the nine months ended September 30, 2026 and the twelve months ended December 31, 2025, respectively.
13.    COMMITMENTS AND CONTINGENCIES
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
14.    CAPITAL STOCK
Common Stock
Common stock shares issued at September 30, 2026 and December 31, 2025 were 27,722,793 and 27,682,807, respectively. Common stock shares outstanding at September 30, 2026 and December 31, 2025 were 27,516,016 and 27,604,183, respectively. Par value of these shares for these same dates was $0.03 million.
Preferred Stock
At September 30, 2026 and December 31, 2025 there were no shares of preferred stock issued and outstanding.
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
During the nine months ended September 30, 2026, the Company repurchased 128,153 shares on the open market at an average price of $46.34 per share, for a total amount of $5.9 million, excluding brokerage commissions and accrued excise tax. No shares were repurchased during the nine months ended September 30, 2025. As of September 30, 2026 and December 31, 2025, $41.1 million and $47.0 million were available for share repurchases under the program, respectively.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
15.    EARNINGS PER SHARE
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
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share for the periods set forth below (in thousands except per share values):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator	2026	2025	2026	2025
Net income attributable to stockholders of the Company	$16,341	$12,940	$44,725	$37,816
Denominator
Weighted average basic shares	27,542	27,675	27,565	27,665
Dilutive effect of restricted stock units	96	26	85	18
Weighted average diluted shares	27,638	27,701	27,650	27,683
Earnings per share
Basic	$0.59	$0.47	$1.62	$1.37
Diluted	$0.59	$0.47	$1.62	$1.37
16.    SEGMENT INFORMATION
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
The CODM reviews balance sheet information on a consolidated basis which is reflected in the Company's Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025. The CODM uses gross margin and income from operations to evaluate return on total assets in deciding whether to invest in the development and expansion of our condensed consolidated operations or into strategic transactions, such as acquisitions. Both metrics are also used to monitor budget versus actual results, perform competitive benchmarking analyses, and are considered in evaluating our executives’ compensation.

XPEL, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents our significant expense categories included in our reported measure of segment profitability for the periods set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenue	$137,809	$125,415	$398,216	$353,933
Less:
Direct product costs	62,175	59,838	180,003	166,468
Direct non-product costs	14,125	13,153	42,334	37,629
Gross margin	61,509	52,424	175,879	149,836
Less:
Personnel costs	18,205	16,232	53,157	45,606
Sales and marketing costs	4,261	4,162	14,594	10,920
Facility expenses	3,665	3,016	10,242	8,470
Depreciation and amortization	3,241	2,750	9,692	7,804
Travel and entertainment	2,459	2,214	7,213	6,731
Information technology	2,402	1,646	6,428	4,804
Professional fees	1,804	1,733	6,158	5,411
Shipping	1,158	1,336	3,257	4,014
Other	3,236	2,584	7,834	8,907
Income from operations	21,078	16,751	57,304	47,169
Interest expense	408	1	674	83
Other (income) expense	(261)	—	(261)	—
Income tax expense	4,466	3,505	12,303	10,321
Foreign currency exchange gain	(243)	110	(926)	(1,164)
Net income	$16,708	$13,135	$45,514	$37,929

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
•Our investment in manufacturing and supply chain assets exposes us to regulatory and execution risks.

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
Company Overview
We manufacture, sell, distribute, and install protective films, coatings and related services primarily to the automobile aftermarket, new car dealerships and automobile original equipment manufacturers, or OEMs. The majority of our revenue is derived from the sale of our automotive products and related services while the remainder of our revenue is derived from non-automotive products including architectural window film and marine and flat surface protection films.
The Company began as a software company designing vehicle patterns used to produce cut-to-fit protective film for headlights and painted surfaces of automobiles. In 2007, we began selling automotive paint protection film products to complement our software business. As paint protection film technology improved and became more durable, awareness and adoption of paint protection film has continued to increase, driving significant industry growth over the last several years. Initial adoption of paint protection film came primarily from luxury car enthusiasts in the United States and Canada. These enthusiasts were primarily served by a growing automotive aftermarket of independent installers of automotive paint protection and window films. Internationally, nascent demand began to build as awareness and adoption in the United States and Canada continued to increase. Over the last few years, new car dealership interest in the product has increased due to their exposure to the aftermarket installer network, while OEM interest in the product has increased through their exposure to the new car dealerships who sell the product.

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

The following table is a reconciliation of Net Income to EBITDA for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	(Unaudited)			(Unaudited)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Net Income	$16,708	$13,135	27.2%	$45,514	$37,929	20.0%
Interest	408	1	40700.0%	674	83	712.0%
Taxes	4,466	3,505	27.4%	12,303	10,321	19.2%
Depreciation	1,702	1,640	3.8%	5,104	4,733	7.8%
Amortization	2,299	1,663	38.2%	6,519	4,722	38.1%
EBITDA	$25,583	$19,944	28.3%	$70,114	$57,788	21.3%
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

Results of Operations
The following tables summarize the Company’s consolidated results of operations for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended September 30, 2026	% of Total Revenue	Three Months Ended September 30, 2025	% of Total Revenue	$ Change	% Change
Total revenue	$137,809	100.0%	$125,415	100.0%	$12,394	9.9%
Total cost of sales	76,300	55.4%	72,991	58.2%	3,309	4.5%
Gross margin	61,509	44.6%	52,424	41.8%	9,085	17.3%
Total operating expenses	40,431	29.3%	35,673	28.4%	4,758	13.3%
Operating income	21,078	15.3%	16,751	13.4%	4,327	25.8%
Other (income) expense, net	(96)	(0.1)%	111	0.1%	(207)	(186.5)%
Income tax	4,466	3.2%	3,505	2.8%	961	27.4%
Net income	$16,708	12.1%	$13,135	10.5%	$3,573	27.2%

	Nine Months Ended September 30, 2026	% of Total Revenue	Nine Months Ended September 30, 2025	% of Total Revenue	$ Change	% Change
Total revenue	$398,216	100.0%	$353,933	100.0%	$44,283	12.5%
Total cost of sales	222,337	55.8%	204,097	57.7%	18,240	8.9%
Gross margin	175,879	44.2%	149,836	42.3%	26,043	17.4%
Total operating expenses	118,575	29.8%	102,667	29.0%	15,908	15.5%
Operating income	57,304	14.4%	47,169	13.3%	10,135	21.5%
Other (income) expense, net	(513)	(0.1)%	(1,081)	(0.3)%	568	(52.5)%
Income tax	12,303	3.1%	10,321	2.9%	1,982	19.2%
Net income	$45,514	11.4%	$37,929	10.7%	$7,585	20.0%

The following tables summarize revenue results for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended September 30,		%	% of Total Revenue
	2026	2025	Inc (Dec)	2026	2025
Product Revenue
Paint protection film	$73,536	$63,531	15.7%	53.4%	50.7%
Window film	30,894	27,640	11.8%	22.4%	22.0%
Other	4,285	4,288	(0.1)%	3.1%	3.4%
Total	$108,715	$95,459	13.9%	78.9%	76.1%

Service Revenue
Software	$2,797	$2,208	26.7%	2.0%	1.8%
Cutbank credits	957	4,257	(77.5)%	0.7%	3.4%
Installation labor	24,276	22,125	9.7%	17.6%	17.6%
Training and other	1,064	1,366	(22.1)%	0.8%	1.1%
Total	$29,094	$29,956	(2.9)%	21.1%	23.9%

Total	$137,809	$125,415	9.9%	100.0%	100.0%

	Nine Months Ended September 30,		%	% of Total Revenue
	2026	2025	Inc (Dec)	2026	2025
Product Revenue
Paint protection film	$210,022	$182,637	15.0%	52.7%	51.6%
Window film	86,610	74,234	16.7%	21.7%	21.0%
Other	12,471	12,095	3.1%	3.2%	3.4%
Total	$309,103	$268,966	14.9%	77.6%	76.0%

Service Revenue
Software	$7,281	$6,507	11.9%	1.8%	1.8%
Cutbank credits	4,970	12,453	(60.1)%	1.2%	3.5%
Installation labor	72,710	63,222	15.0%	18.3%	17.9%
Training and other	4,152	2,785	49.1%	1.1%	0.8%
Total	$89,113	$84,967	4.9%	22.4%	24.0%

Total	$398,216	$353,933	12.5%	100.0%	100.0%

Because many of our international customers require us to ship their orders to freight forwarders located in the United States, we cannot be certain about the ultimate destination of the product. The following table represents our estimate of sales by summarized geographic regions based on our understanding of ultimate product destination based on customer interactions, customer locations and other factors for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended September 30,		%	% of Total Revenue
	2026	2025	Inc (Dec)	2026	2025
United States	$76,719	$71,725	7.0%	55.7%	57.2%
Canada	15,293	12,975	17.9%	11.1%	10.4%
North America	92,012	84,700	8.6%	66.8%	67.6%
China	15,351	10,074	52.4%	11.1%	8.0%
Asia Other	6,308	5,545	13.8%	4.6%	4.3%
Asia Pacific	21,659	15,619	38.7%	15.7%	12.3%
EU, UK, and Africa	16,182	16,537	(2.1)%	11.7%	13.2%
India and Middle East	4,770	5,718	(16.6)%	3.5%	4.6%
Latin America	3,186	2,841	12.1%	2.3%	2.3%
Total	$137,809	$125,415	9.9%	100.0%	100.0%

	Nine Months Ended September 30,		%	% of Total Revenue
	2026	2025	Inc (Dec)	2026	2025
United States	$219,147	$200,185	9.5%	55.0%	56.7%
Canada	39,488	36,656	7.7%	9.9%	10.4%
North America	258,635	236,841	9.2%	64.9%	67.1%
China	42,984	25,886	66.1%	10.8%	7.3%
Asia Other	18,179	15,523	17.1%	4.6%	4.4%
Asia Pacific	61,163	41,409	47.7%	15.4%	11.7%
EU, UK, and Africa	51,000	48,899	4.3%	12.8%	13.8%
India and Middle East	17,947	18,541	(3.2)%	4.5%	5.2%
Latin America	9,471	8,243	14.9%	2.4%	2.2%
Total	$398,216	$353,933	12.5%	100.0%	100.0%
Product Revenue. Product revenue for the three months ended September 30, 2026 increased 13.9% over the three months ended September 30, 2025. Product revenue represented 78.9% of our total revenue compared to 76.1% in the three months ended September 30, 2025. Revenue from our paint protection film product line increased 15.7% over the three months ended September 30, 2025. Paint protection film sales represented 53.4% and 50.7% of our total consolidated revenues for the three months ended September 30, 2026 and 2025, respectively. The total increase in paint protection film sales was primarily due to increased paint protection film sales into China resulting from our increased direct presence in these regions and increased demand for our film products across the US and Canada.

Revenue from our window film product line grew 11.8% for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Window film sales represented 22.4% and 22.0% of our total consolidated revenues for the three months ended September 30, 2026 and 2025, respectively. This increase was driven by continued demand resulting from increased product adoption in multiple regions for automotive window film led by our China and APAC regions resulting primarily from increasing our direct presence in these regions.
Geographically, we experienced continued growth in most of our regions during the three months ended September 30, 2026 including 52.4% and 13.8% in China and Asia-Other, respectively. The increase in China revenue was driven primarily by higher customer demand and the recognition of incremental direct revenues following the acquisition of our China distributor, completed late in the third quarter of 2025. US, Canada, and Latin America revenues increased 7.0%, 17.9% and 12.1%, respectively, due primarily to increased demand. These increases were offset by a slight decrease in Europe revenue due primarily to timing of distributor sales and a 16.6% decrease in India/Middle East revenue due primarily to the on-going conflict in Iran.
Product Revenue. Product revenue for the nine months ended September 30, 2026 increased 14.9% over the nine months ended September 30, 2025. Product revenue represented 77.6% of our total revenue compared to 76.0% during the nine months ended September 30, 2025. Revenue from our paint protection film product line increased 15.0% over the nine months ended September 30, 2025. Paint protection film sales represented 52.7% and 51.6% of our total consolidated revenues for the nine months ended September 30, 2026 and 2025, respectively. The total increase in paint protection film sales was due to increased demand for our film products across multiple regions and the recognition of incremental direct revenues following the acquisition of our China distributor, completed late in the third quarter of 2025.
Revenue from our window film product line grew 16.7% for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Window film sales represented 21.7% and 21.0% of our total consolidated revenues for the nine months ended September 30, 2026 and 2025, respectively. This increase was driven by continued demand resulting from increased product adoption in multiple regions for automotive window film led by our China and APAC regions resulting primarily from our increased direct presence in these regions.
Geographically, we experienced continued growth in all of our regions during the nine months ended September 30, 2026 including 66.1%, 17.1%, 9.5%, and 7.7% in China, Asia-Other, the United States, and in Canada, respectively. The increase in China revenue was driven primarily by higher customer demand and the recognition of incremental direct revenues following the acquisition of our China distributor, completed late in the third quarter of 2025. The increases in Asia-Other, the United States, and Canada were driven primarily by increased product adoption and increased demand.
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
Service revenue decreased 2.9% over the three months ended September 30, 2025. Installation labor revenue increased 9.7% over the three months ended September 30, 2025 due mainly to increased demand across our corporate owned stores and our OEM networks. In the same period, software revenue grew 26.7% over the three months ended September 30, 2025 due to growth in DAP software subscribers. The increase was offset by a decline in cutbank credit revenue due primarily to a reduction in the estimated fair value of a cutbank credit. Excluding cutbank credit revenue, total service revenue for the three months ended September 30, 2026 increased 9.5% over the three months ended September 30, 2025.

Service revenue for the nine months ended September 30, 2026 grew 4.9% over the nine months ended September 30, 2025. Within this category, software revenue grew 11.9% over the nine months ended September 30, 2025. This increase was due to an increase in total subscribers to our DAP software. Installation labor revenue increased 15.0% over the nine months ended September 30, 2025 due mainly to increased demand across our corporate owned stores, our dealership services and OEM networks. Excluding cutbank credit revenue, total service revenue for the nine months ended September 30, 2026 increased 16.0% over the nine months ended September 30, 2025.
Total installation revenue (labor and product combined) increased 4.5% over the three months ended September 30, 2025. This represented 20.8% and 21.9% of our total consolidated revenue for the three months ended September 30, 2026 and 2025, respectively. This increase was primarily due to increased demand in our corporate owned stores and across our OEM networks. Total installation revenue (labor and product combined) increased 12.5% over the nine months ended September 30, 2025. This represented 21.8% and 21.8% of our total consolidated revenue for the nine months ended September 30, 2026 and 2025, respectively. These increases were primarily due to increased demand in our corporate owned stores and across our dealership services and OEM networks. Adjusted product revenue, which combines the cutbank credit revenue service component with product revenue, increased 10.0% over the three months ended September 30, 2025. Adjusted product revenue increased 11.6% over the nine months ended September 30, 2025.
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
Product costs for the three months ended September 30, 2026 increased 3.9% over the three months ended September 30, 2025. Cost of product sales represented 45.1% and 47.7% of total revenue in the three months ended September 30, 2026 and 2025, respectively. Cost of service revenue grew 7.4% during the three months ended September 30, 2026. Refer to the Gross Margin section below for discussion of this cost relative to revenue. During the three months ended September 30, 2026, the Company received $4.6 million of cash recoveries related to previously paid import tariffs on inventory purchases. The total recovery was recorded as a reduction of cost of sales. In addition, the Company accelerated the discontinuation of certain older products pursuant to the Company's planned SKU rationalization in conjunction with its vertical integration plan. As a result, the Company recorded a charge to cost of sales of $4.6 million.
Product costs for the nine months ended September 30, 2026 increased 8.1% over the nine months ended September 30, 2025. Cost of product sales represented 45.2% and 47.0% of total revenue in the nine months ended September 30, 2026 and 2025, respectively. Cost of service revenue grew 12.5% during the nine months ended September 30, 2026. Refer to the Gross Margin section below for discussion of this cost relative to revenue.
Gross Margin
Gross margin for the three months ended September 30, 2026 grew approximately $9.1 million, or 17.3%, compared to the three months ended September 30, 2025. For the three months ended

September 30, 2026, gross margin represented 44.6% of revenue compared to 41.8% for the three months ended September 30, 2025.
Gross margin for the nine months ended September 30, 2026 grew approximately $26.0 million, or 17.4%, compared to the nine months ended September 30, 2025. For the nine months ended September 30, 2026, gross margin represented 44.2% of revenue compared to 42.3% for the nine months ended September 30, 2025.
The following tables summarize gross margin for product and services for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended September 30,		%	% of Category Revenue
	2026	2025	Inc (Dec)	2026	2025
Product margin	$46,540	$35,621	30.7%	42.8%	37.3%
Service margin	14,969	16,803	-10.9%	51.5%	56.1%
Total	$61,509	$52,424	17.3%	44.6%	41.8%

	Nine Months Ended September 30,		%	% of Category Revenue
	2026	2025	Inc (Dec)	2026	2025
Product margin	$129,100	$102,498	26.0%	41.8%	38.1%
Service margin	46,779	47,338	-1.2%	52.5%	55.7%
Total	$175,879	$149,836	17.4%	44.2%	42.3%
Product gross margin for the three months ended September 30, 2026 increased approximately $10.9 million, or 30.7%, over the three months ended September 30, 2025 and represented 42.8% and 37.3% of total product revenue for the three months ended September 30, 2026 and 2025, respectively. The increase in gross margin percentage was due primarily to decreases in product costs, favorable changes in product mix improved operating leverage and the on-going sell through of higher cost inventory acquired in our China distributor acquisition in September 2025.
Product gross margin for the nine months ended September 30, 2026 increased approximately $26.6 million, or 26.0%, over the nine months ended September 30, 2025 and represented 41.8% and 38.1% of total product revenue for the nine months ended September 30, 2026 and 2025, respectively. The increase in gross margin percentage was due primarily to decreases in product costs, favorable changes in product mix, improved operating leverage and the on-going sell through of higher cost inventory acquired in our China distributor acquisition in September 2025.
Service gross margin declined 10.9% compared to the three months ended September 30, 2025. This represented 51.5% and 56.1% of total service revenue for the three months ended September 30, 2026 and 2025, respectively. Excluding cutbank revenue, service gross margin increased 11.7% and service gross margin percentage was 48.2% and 41.9% for the three months ended September 30, 2026 and 2025, respectively. This increase was due primarily to a more favorable mix of service channel revenue.
Service gross margin declined 1.2% compared to the nine months ended September 30, 2025. This represented 52.5% and 55.7% of total service revenue for the nine months ended September 30, 2026 and 2025, respectively. Excluding cutbank credit revenue, service gross margin increased 19.9% and service gross margin percentage was 46.9% and 41.1% for the nine months ended September 30, 2026 and 2025, respectively. This increase was due primarily to a more favorable mix of service channel revenue.

Operating Expenses
Sales and marketing expenses for the three months ended September 30, 2026 increased 8.7% compared to the same period in 2025. This increase was primarily due to increased personnel and marketing costs associated with ongoing growth in multiple markets as the Company increased the number of sponsorships and increased marketing efforts to dealerships as well as increased direct sales marketing costs in China. These expenses represented 10.9% and 11.0% of total consolidated revenue for the three months ended September 30, 2026 and 2025, respectively.
For the nine months ended September 30, 2026, sales and marketing expenses increased 21.4% compared to the same period in 2025. This increase was due to increased personnel and marketing costs incurred associated with ongoing growth in multiple markets as the Company increased its marketing efforts to dealerships as well as increased direct sales marketing costs in China. These expenses represented 11.4% and 10.6% of total consolidated revenue for the nine months ended September 30, 2026 and 2025, respectively.
General and administrative expenses grew approximately $3.6 million, or 16.3% over the three months ended September 30, 2025. This increase in cost was due primarily to increases in personnel, occupancy costs and other general expenses associated with new costs pursuant to our acquisition of our China distributor in September 2025 and a Chinese manufacturer in May 2026. Total General and Administrative expenses represented 18.5% and 17.4% of total consolidated revenue for the three months ended September 30, 2026 and 2025, respectively.
General and administrative expenses grew approximately $7.9 million, or 12.1% over the nine months ended September 30, 2025. This increase in cost was due primarily to increases in personnel, occupancy costs and professional fees including legal costs associated with the acquisition of a Chinese manufacturer. Total General and Administrative expenses represented 18.3% and 18.4% of total consolidated revenue for the nine months ended September 30, 2026 and 2025, respectively.
Interest Expense
Interest expense for the three months ended September 30, 2026 increased $0.4 million from the three months ended September 30, 2025. This increase resulted from interest expense associated with the new term loan agreement obtained in connection with the purchase of certain real estate assets. (See Note 9 in the Notes to Condensed Consolidated Financial Statements).
Interest expense for the nine months ended September 30, 2026 increased $0.6 million from the nine months ended September 30, 2025.
Income Tax Expense
Income tax expense for the three months ended September 30, 2026 increased $1.0 million from the three months ended September 30, 2025. Our effective tax rate was 21.1% for the three months ended September 30, 2026 compared with 21.1% for the three months ended September 30, 2025.
Income tax expense for the nine months ended September 30, 2026 increased $2.0 million from the nine months ended September 30, 2025. Our effective tax rate was 21.3% for the nine months ended September 30, 2026 compared with 21.4% for the nine months ended September 30, 2025.
Net Income
Net income for the three months ended September 30, 2026 increased 27.2% to $16.7 million.
Net income for the nine months ended September 30, 2026 increased 20.0% to $45.5 million.

Liquidity and Capital Resources
Our primary sources of liquidity are available cash and cash equivalents, cash flows provided by operations and borrowing capacity under our credit facilities. As of September 30, 2026, we had cash and cash equivalents of $45.7 million. For the nine months ended September 30, 2026, cash provided by operations was $59.3 million and as of September 30, 2026 we had $128.2 million in funds available under our credit facilities. We expect to continue to have sufficient access to cash to support working capital needs, pay for capital expenditures (including acquisitions), and to pay interest and service debt. We believe we have the ability and sufficient resources to meet these cash requirements by using available cash, internally generated funds and borrowings under committed credit facilities. We are focused on continuing to generate positive operating cash to fund our operational and capital investment initiatives. We believe we have sufficient liquidity to operate for at least the next 12 months from the date of this quarterly report.
Operating activities. Cash provided by operations totaled $59.3 million for the nine months ended September 30, 2026, compared to $64.3 million during the nine months ended September 30, 2025. This decrease in cash flows from operating activities was mainly due to an increase in inventory partially offset by other changes in working capital.
Investing activities. Cash used in investing activities totaled approximately $90.6 million during the nine months ended September 30, 2026 compared to $20.8 million during the nine months ended September 30, 2025. This increase was due primarily to the purchase of the Properties (as defined below) totaling $60.4 million, deposits related to our supply chain initiatives and acquisition-related payments.
Financing activities. Cash provided by financing activities during the nine months ended September 30, 2026 totaled $26.7 million compared to $0.4 million used during the same period in the prior year. This change was due primarily to borrowings on the Term Loan (as defined below) in 2026 in connection with the purchase of the Properties.
Debt and contingent obligations as of September 30, 2026 and December 31, 2025 totaled approximately $58.1 million and $20.0 million, respectively.
Future Liquidity and Capital Resource Requirements
We expect to fund ongoing operating expenses, capital expenditures, acquisitions, interest payments, tax payments, credit facility maturities, future lease obligations, and payments for other long-term liabilities with cash flow from operations and borrowings under our credit facility. In the short-term, we are contractually obligated to make lease payments and make payments on contingent liabilities related to certain completed acquisitions. In the long-term, we are contractually obligated to make lease payments, for contingent liabilities, and for repayment of borrowings on the Term Loan and credit facilities. In addition, if an opportunity presents itself, we may increase our borrowing under available credit arrangements or sell debt or equity securities, although we may not be able to complete any such financing on terms acceptable to us or at all. We believe that we have sufficient cash and cash equivalents, as well as borrowing capacity, to cover our estimated short-term and long-term funding needs.

Credit Facilities and Term Loan
The Company has U.S. and Canadian revolving credit facilities and Harvest Ventures Holding Company (“Harvest”), a wholly-owned subsidiary of the Company, has a term loan which it incurred in connection with the purchase of the Properties.
Credit Facilities
On September 11, 2025, XPEL entered into the Amendment to the Credit Agreement with Wells Fargo Bank, N.A., as Administrative Agent, and other lenders party thereto. The Amendment, among other things, extended the maturity of the Credit Agreement from April 6, 2026 to September 11, 2028. The Credit Agreement provides for secured revolving loans and letters of credit in an aggregate amount of up to $125 million, which is subject to the terms of the Credit Agreement. As of September 30, 2026 and December 31, 2025, the Company had no outstanding balances under the Credit Agreement. All capitalized terms in this description of the credit facility that are not otherwise defined in this Report have the meaning assigned to them in the Credit Agreement.
Borrowings under the Credit Agreement bear interest, at XPEL’s option, at a rate equal to either (a) Base Rate or (b) Adjusted Term SOFR. In addition to the applicable interest rate, the Credit Agreement includes a commitment fee ranging from 0.20% to 0.25% per annum for the unused portion of the aggregate commitment and an applicable margin ranging from 0.00% to 0.50% for Base Rate Loans and 1.00% to 1.50% for Adjusted Term SOFR Loans. At September 30, 2026, these rates were 7.0% and 4.8%, respectively. Both the margin applicable to the interest rate and the commitment fee are dependent on XPEL’s Consolidated Total Leverage Ratio. The Credit Agreement's maturity date is September 11, 2028.
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
As of the last day of each fiscal quarter:
1.XPEL shall not allow its Consolidated Total Leverage Ratio to exceed 3.50 to 1.00, and
2.XPEL shall not allow its Consolidated Interest Coverage Ratio to be less than 3.00 to 1.00

The Company also has a CAD $4.5 million (approximately $3.2 million USD as of September 30, 2026) revolving credit facility through a financial institution in Canada, and is maintained by XPEL Canada Corp., a wholly-owned subsidiary of XPEL. This Canadian facility is utilized to fund the Company's working capital needs in Canada. This facility bears interest at the Royal Bank of Canada’s prime rate plus 0.25% per annum and is guaranteed by the parent company. As of September 30, 2026 and December 31, 2025, no balance was outstanding on this line of credit.

Term Loan
On May 15, 2026, Harvest entered into a $44.8 million term loan agreement (the "Term Loan") with PNC Bank, N.A. (“PNC”), secured by four commercial properties in San Antonio, Texas (the “Properties”), and a guarantee (the "Guaranty") by the Company.
Borrowings under the Term Loan bear interest at the sum of (a) the Term SOFR Rate in effect on each Reset Date (defined as the closing date or the last day of every month thereafter, unless the last day falls on a non-business day, upon which the Reset Date shall be the first business day after the last day of the month), plus (b) 125 basis points (1.25%), matures ten years from the closing date on May 15, 2036, and amortizes over a twenty-five year period. The interest rate at closing was 4.7% per annum. At September 30, 2026, the interest rate was 5.0%.
The Term Loan is secured by the assets owned by Harvest and is subject to customary representations, warranties, covenants, and events of default. Upon the occurrence of an event of default, PNC may, among other remedies, accelerate the outstanding principal balance and accrued interest, foreclose on the Properties, and exercise its rights under the Guaranty. As of September 30, 2026, $44.4 million in principal was outstanding, $1.8 million of which was classified as current and $42.6 million as long-term debt on the Condensed Consolidated Balance Sheets. Debt issuance costs incurred in connection with this Term Loan were not material to the condensed consolidated financial statements.
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

As of September 30, 2026 and December 31, 2025, the Company was in compliance with all debt covenants.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar, the Euro, the Mexican Peso, the New Taiwanese Dollar, the Australian Dollar, the Indian Rupee, the Chinese Yuan Renminbi, the Japanese Yen, the Thai Baht, and the Brazilian Real. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive income, a component of stockholders’ equity in our condensed consolidated balance sheets. We do not currently hedge our exposure to potential foreign currency translation adjustments.
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
During the three months ended September 30, 2026 the Company repurchased shares of our common stock, as indicated in the table below:

	Total number of shares (or units) purchased (a)(b)	Average Price paid per share (or unit) (a)(b)	Total number of shares (or units) purchased as part of publicly announced plans or programs (c)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (d)(e) (in thousands)
July 1-31	—	$—	—	$44,059
August 1-31	60,132	$49.87	60,132	41,061
September 1-30	—	—	—	41,061
Total	60,132	$49.87	60,132	$41,061
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

101
The following materials from XPEL’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of  Equity, (v) the unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements
Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

XPEL, Inc. (Registrant)

	By:	/s/ Barry R. Wood
Barry R. Wood
Senior Vice President and Chief Financial Officer
November 6, 2026		(Authorized Officer and Principal Financial and Accounting Officer)